Form 10-Q
period 2004-03-31
STAKTEK HOLDINGS INC
filed 2004-05-06
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-50553

STAKTEK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2354935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8900 Shoal Creek Blvd, Austin, TX 78757

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(512) 454-9531

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2004, was 51,368,322.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED MARCH 31, 2004

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets – March 31, 2004 (unaudited) and December 31, 2003	3
	Consolidated Condensed Statements of Operations (unaudited) – of Staktek Holdings, Inc. for the Three Months Ended March 31, 2004 and of Staktek Corporation (the “Predecessor Company”) for the Three Months Ended March 31, 2003	4
	Consolidated Condensed Statements of Cash Flows (unaudited) – of Staktek Holdings, Inc. for the Three Months Ended March 31, 2004 and of the Predecessor Company for the Three Months Ended March 31, 2003	5
	Notes to the Consolidated Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits and Reports on Form 8-K	35

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF STAKTEK AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS “WE EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “RISKS THAT MAY AFFECT FUTURE RESULTS” AND ELSEWHERE IN THIS REPORT. STAKTEK DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,192	$31,165
Accounts receivable	16,246	14,001
Inventory held for others	1,877	1,301
Inventories	1,581	495
Prepaid expenses	2,404	1,187
Other current assets	721	2,584

Total current assets	78,021	50,733
Property and equipment, net	10,314	10,095
Goodwill	29,726	29,726
Acquired intangibles and patents, net	42,586	46,988
Other assets	145	—

Total assets	$160,792	$137,542

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,595	$12,714
Income taxes payable	448	—
Current maturities of capitalized lease obligations	115	115
Notes payable and current maturities of long-term debt	—	12,500

Total current liabilities	8,158	25,329
Capitalized lease obligations, less current maturities	23	51
Other accrued liabilities	83	87
Deferred tax liabilities	14,688	16,263
Long-term debt, less current maturities	—	30,625
Subordinated loan from related party	—	34,500
Redeemable preferred stock; $0.001 par value; 1,000,000 shares authorized; 250 shares designated; 171.01449 shares issued and outstanding at December 31, 2003	—	30,372
Stockholders’ equity:
Common stock; $0.001 par value; 200,000,000 shares authorized; 51,368,322 shares and 40,377,396 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	48	37
Additional paid-in capital	158,425	25,325
Deferred stock-based compensation	(17,079)	(18,901)
Accumulated deficit	(3,554)	(6,146)

Total stockholders’ equity	137,840	315

Total liabilities, redeemable preferred stock and stockholders’ equity	$160,792	$137,542

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenue:
Services	$12,614	$11,027
License	9,187	4,160

Total revenue	21,801	15,187
Cost of revenue:
Services	7,299	7,823
Amortization of acquisition intangibles	3,946	—
Amortization of deferred stock-based compensation and stock compensation expense	154	—

Total cost of revenue	11,399	7,823

Gross profit	10,402	7,364
Operating expenses:
Selling, general and administrative (1)	2,621	1,097
Research and development (1)	430	545
Business restructuring	—	374
Amortization of acquisition intangibles	464	—
Amortization of deferred stock-based compensation and stock compensation expense	1,205	—

Total operating expenses	4,720	2,016

Income from operations	5,682	5,348
Other income (expense):
Interest income	12	49
Interest expense	(1,201)	(4)
Other	(8)	—

Income before income taxes	4,485	5,393
Provision for income taxes	1,627	1,929

Net income	2,858	3,464
Preferred stock dividends	(266)	—

Income available to common stockholders	$2,592	$3,464

Earnings per share:
Basic	$0.06	$1.89

Diluted	$0.05	$1.76

Shares used in computing earnings per share:
Basic	43,431	1,834
Diluted	50,005	1,967

(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:

Selling, general and administrative	$1,189	$—
Research and development	16	—

	$1,205	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash flows from operating activities:
Net income	$2,858	$3,464
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,540	883
Amortization of deferred stock-based compensation and stock compensation expense	1,359	—
Net change in operating assets and liabilities	(10,420)	(229)

Net cash provided by (used in) operating activities	(663)	4,118

Cash flows from investing activities:
Additions to property and equipment	(1,348)	(3,077)
Patent application costs	(8)	(18)

Net cash used in investing activities	(1,356)	(3,095)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	134,337	125
Repayment of notes payable and long-term debt	(43,125)	—
Repayment of subordinated loan from related party	(34,500)	—
Redemption of redeemable preferred stock	(30,638)	—
Payments on capitalized lease obligations	(28)	(29)

Net cash provided by financing activities	26,046	96

Net increase in cash and cash equivalents	24,027	1,119
Cash and cash equivalents at beginning of period	31,165	31,449

Cash and cash equivalents at end of period	$55,192	$32,568

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Two investment funds affiliated with Austin Ventures (“Austin Ventures”) formed Staktek Holdings, Inc. (“we,” “us,” “our,” or the “Company”) in May 2003 for the purpose of acquiring Staktek Corporation. Staktek Corporation (the “Predecessor Company”) was incorporated in Texas in June 1990. In August 2003, Austin Ventures acquired Staktek Corporation through a merger of a wholly owned subsidiary of our Company with and into Staktek Corporation. As a result of this merger, Staktek Corporation became our wholly owned subsidiary.

The accompanying consolidated condensed statements of operations and cash flows for the three months ended March 31, 2003 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated condensed balance sheets as March 31, 2004 and December 31, 2003 and the accompanying consolidated condensed statements of operations and cash flows for the three months ended March 31, 2004 represent the financial position and results of operations and cash flows of the Company and its wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements of the Company and the Predecessor Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

These financial statements and notes should be read with the financial statements and notes for the period ended December 31, 2003 included in the Company’s final prospectus for its initial public offering filed with the SEC on February 6, 2004.

We maintain a web site at www.staktek.com, which makes available free of charge our filings with the SEC.

2.	Initial Public Offering

The Securities and Exchange Commission declared our first registration statement effective on February 6, 2004, which we filed on Form S-1 (Registration No. 333-110806) under the Securities Act of 1933 in connection with the initial public offering of our common stock. Under this registration statement, we registered 11.5 million shares of our common stock, including 1.5 million shares subject to the underwriters’ over-allotment option.

On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Our sale of shares of common stock, including the underwriters’ exercise of their over-allotment option, resulted in aggregate gross proceeds of approximately $145.5 million. Of this total, we applied approximately $10.2 million to underwriting discounts and commissions; $1.7 million to related costs; $78.8 million to pay in full our senior, short-term and subordinated debt (including accrued interest and fees); and $30.6 million to redeem our outstanding preferred stock. As a result, we retained approximately $24.2 million of the offering proceeds, which we may use for working capital and general corporate purposes.

3.	Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of FIN 46 had no impact on our financial position, results of operations or cash flows.

4.	Inventories

Inventories consist of the following at the respective dates (in thousands):

	March 31, 2004	December 31, 2003
Purchased components	$1,330	$307
Labor and overhead	251	188

	$1,581	$495

Due to the tight supply situation we experienced at the end of 2003, we chose to increase our buffer stock of certain materials during the first quarter of 2004.

5.	Acquired Intangibles and Patents, Net

The following information details the gross carrying amount and accumulated amortization of our acquired intangibles and patents (in thousands):

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$19,138	$(4,053)	$19,130	$(2,381)
Customer contract	26,100	(4,477)	26,100	(2,203)
Other intangible assets	7,400	(1,522)	7,400	(1,058)

	$52,638	$(10,052)	$52,630	$(5,642)

Amortization expense for all intangibles in the first quarter of 2004 and 2003 was $4.4 million and $22 thousand, respectively. The following table details the estimated aggregate annual amortization expense (in thousands) for all of the intangibles we owned, which are subject to amortization:

2004	$17,640
2005	13,952
2006	7,440
2007	4,620
2008	1,412
2009	94

$45,158

6.	Debt

During January 2004, we paid a quarterly principal installment of approximately $1.9 million on our senior term loans. In February 2004, we used a portion of the net proceeds from our initial public offering to repay all of our outstanding debt plus accrued interest and fees as follows (dollars in thousands):

Senior term loans	$26,250
Senior revolving credit notes	10,000
Short-term loan	5,000
Subordinated loan	34,500
Accrued interest and fees	3,032

$78,782

7.	Commitments and Contingencies

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. During the first quarter of 2004, we were involved in the litigation set forth below, all of which litigation has been resolved. As of the date of filing this quarterly report, we were not involved in any material legal proceedings.

Infineon. On April 8, 2003, our indirect subsidiary Staktek Group, L.P. filed suit against Infineon Technologies, A.G., or Infineon, for patent infringement, trade secret misappropriation, breach of contract and other claims related to stacked leaded package module technologies in the U.S. District Court for the Western District of Texas, Austin Division; Staktek Group, L.P. v. Infineon Technologies, A.G. In our lawsuit we alleged, among other things, that Infineon was offering a stacked memory product that infringed certain of our patents and that Infineon improperly used our trade secrets and proprietary information. We were seeking an injunction, damages, costs and attorneys’ fees. On August 18, 2003, Infineon answered the lawsuit and counterclaimed for a declaratory judgment of invalidity and non-infringement of the asserted patents.

Effective January 23, 2004, we settled this litigation. Under the terms of our settlement agreement with Infineon, we licensed certain of our patents and proprietary rights for stacking leaded packages to Infineon in return for Infineon’s agreement to pay us royalties. Each party released claims against the other party and agreed to dismiss the pending litigation following Infineon’s initial royalty payment to us. Infineon is required to pay its initial royalty payment within 30 days of our receipt of a tax-exemption certificate from tax authorities in Germany, which is pending.

SimpleTech. On July 29, 2003, SimpleTech, Inc. filed a complaint against our subsidiary Staktek Corporation for patent infringement in the U.S. District Court for the Central District of California, Southern Division; SimpleTech, Inc. v. Staktek Corporation (now SimpleTech, Inc. v. Staktek Group, L.P.). In its lawsuit, SimpleTech alleged that our Value Stakpak® infringed SimpleTech’s reissue patent directed to stacked leaded packages. SimpleTech was seeking an injunction, damages, costs and attorneys’ fees. On September 2, 2003, we answered the complaint and counterclaimed for a declaratory judgment of invalidity and non-infringement of the asserted patent.

On October 10, 2003, our indirect subsidiary Staktek Group, L.P. filed a complaint against SimpleTech for patent infringement in the U.S. District Court for the Western District of Texas, Austin Division; Staktek Group, L.P. v. SimpleTech, Inc. In our first amended complaint, we alleged that SimpleTech’s IC Tower stacked module product infringed three of our patents. We were seeking an injunction, damages, costs and attorneys’ fees. On November 17, 2003, SimpleTech answered our first amended complaint and counterclaimed for a declaratory judgment of invalidity and non-infringement of our three asserted patents.

Effective April 1, 2004, we settled both lawsuits involving SimpleTech. Under the terms of the settlement, SimpleTech agreed not to sue Staktek, our customers or licensees in the future for patent infringement in connection with making or selling our Value Stakpak product, and we agreed not to sue SimpleTech, its customers or licensees in the future for patent infringement in connection with making or selling the SimpleTech IC Tower product. No money was exchanged and neither party licensed its technology to the other.

8.	Redeemable Preferred Stock

During February 2004, we used $30.6 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock and to pay all accrued but unpaid dividends.

9.	Common Stock

In January 2004, the Company’s Board of Directors authorized a 2.15-for-1 forward stock split of the common stock of the Company. All common stock and per share information has been adjusted to reflect the stock split as if this stock split had taken place at the inception of the Company.

Of the 51,368,322 shares and 40,337,396 shares of common stock issued and outstanding as of March 31, 2004 and December 31, 2003, respectively, 2,961,517 shares and 3,391,517 shares were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

10.	Stock-Based Compensation

The following table illustrates the effect on income available to common stockholders and earnings per share if the Company and the Predecessor Company had applied the fair value recognition provision of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Income available to common stockholders, as reported	$2,592	$3,464
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	1,077	—
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair value-based method for all awards	(1,088)	(286)

Pro forma income available to common stockholders	$2,581	$3,178

Earnings per share:
Basic - as reported	$0.06	$1.89

Basic - pro forma	$0.06	$1.73

Diluted - as reported	$0.05	$1.76

Diluted - pro forma	$0.05	$1.62

11.	Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 39%. For the quarter ended March 31, 2004, the Company’s effective tax rate was approximately 36% due to the recognition of certain deferred tax assets not previously recognized.

12.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common stock stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potential dilutive common stock, including options and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Numerator:
Income available to common stockholders	$2,592	$3,464

Denominator:
Weighted average common shares outstanding	46,733	1,834
Less: Common shares subject to repurchase	3,302	—

Total weighted average common shares used in computing basic earnings per share	43,431	1,834
Effect of dilutive securities:
Common shares subject to repurchase	3,302	—
Stock options	3,272	133

Total weighted average common shares used in computing diluted earnings per share	50,005	1,967

Earnings per share:
Basic	$0.06	$1.89

Diluted	$0.05	$1.76

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in the Company’s final prospectus dated February 5, 2004 for its initial public offering filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter revenue; selling, general and administrative expenses, and research and development expenses in the next few quarters; the impact of a current DRAM shortage on our second quarter financial results; the sufficiency of our cash for operations for the next year; and the extension or renegotiation of our license agreement with Samsung. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risks That May Affect Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risks That May Affect Future Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our final prospectus dated February 5, 2004, as well as our most recent reports on Form 8-K, as they may be amended from time to time.

Overview

We provide manufacturing services to deliver high-density memory stacking solutions and also offer licenses of our technologies to our customers to enable them to manufacture stacked memory products. In addition, we offer a broad range of services to support our customers’ needs, including design of custom-stacked memory assemblies, electrical modeling assistance and component inventory management.

Since our inception in 1990, we have been an innovator in the development of technologies to enable the stacking of integrated circuits, with an initial focus on customized stacking solutions. In 1994, we released our original Stakpak® technology, which stacked DRAM chips packaged in industry-standard thin small outline packages, or TSOPs. In 1998, we began shipping our third-generation Stakpak technology, enabling dramatically lower Stakpak pricing through our implementation of automated manufacturing processes. In 2001, we introduced our Value Stakpak® product as a low-cost stacked high-density memory solution for devices and systems with lower thermal management requirements. Our fourth generation solution, the High Performance Stakpak®, was introduced in 2003 and offers next-generation memory and performance capabilities in a non-leaded stacked memory package. To date, we have recognized no revenue from our High Performance Stakpak solution.

The vast majority of the stacked solutions provided by us to date have been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in midrange and high-performance servers and storage systems products of large original equipment manufacturers, or OEMs, such as Cisco Systems, Dell, Hewlett-Packard, IBM, Intel and Sun Microsystems. To a lesser extent, we sell our stacked solutions directly to OEMs. Some of our customers place blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders do not represent commitments to purchase given quantities of our products, but serve as non-binding forecasts for pricing, administrative and general scheduling purposes. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us for stacking. We also have supply agreements with some of our customers that are based upon a three-month rolling forecast. However, we have no long-term purchase agreements with any of our customers.

Through our flexible OEM-centric business model, our customers can license our proprietary stacking technologies. To date, we have entered into license agreements with Samsung Electronics Co., Ltd. and Infineon Technologies A.G. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked DRAM chips incorporating our stacking technologies. In 2002 and 2003, 14% and 26% of our total revenue in such respective periods were derived from royalties recognized under our agreement with Samsung. Our license to Infineon is more limited in scope than our license to Samsung, and we do not anticipate that we will derive material revenue from this license in the near term.

We price our stacked memory solutions based on a number of factors, and in particular, on the estimated quarterly volumes reflected in our customers’ forecasts. While relative demand for stacked memory products may fluctuate with variations in the average selling price of DRAM chips, the average selling prices for our manufacturing services and technologies are not directly impacted by changes in the price of memory. Through our investments in greater automation within our manufacturing operations and the implementation of other efficiencies in our internal processes, we have achieved significant reductions in our internal manufacturing costs on a per-unit basis. By passing these cost savings through to our customers in the form of lower average selling prices for our services, we have experienced a substantial increase in the demand for our services as the affordability of stacked memory solutions provides greater opportunities for OEMs to cost-effectively increase the memory capacity of their products. By increasing our production volumes within a lower cost structure, combined with increased license revenue, which generally entails lower cost of revenue, our gross margins have improved from 27% and 29% in 1999 and 2000, respectively, to 49%, 51% and 49% in 2001, 2002 and 2003, respectively.

Two investment funds affiliated with Austin Ventures formed us in May 2003 for the purpose of acquiring Staktek Corporation. Our predecessor company, Staktek Corporation, was incorporated in Texas in June 1990. In August 2003, Austin Ventures acquired Staktek Corporation through a merger of a wholly owned subsidiary of our Company with and into Staktek Corporation (the “Staktek acquisition”). As a result of this merger, Staktek Corporation became our wholly owned subsidiary.

On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Our sale of shares of common stock, including the underwriters’ exercise of their over-allotment option, resulted in aggregate net proceeds of approximately $133.6 million. See Note 2 to the financial statements for additional information.

The following text describes certain line items of our statements of operations.

Revenue. Revenue consists of services revenue recognized from our manufacture of Stakpaks and of license revenue recognized under our license agreement with Samsung. In most instances, our customers provide high-density memory packages to us for stacking on a consignment basis. In some instances, we purchase high-density memory packages from the vendor specified by the customer, but only in quantities at or below the amounts that either the customer is obligated to purchase or we are able to return to the vendor. We exclude from services revenue the costs of memory packages purchased by us and then sold to our customers since we do not bear meaningful inventory risk.

Cost of Revenue. Cost of revenue includes depreciation of equipment, direct and indirect labor costs, costs of flex circuits and other components and raw materials and facilities costs associated with our manufacturing operations. Cost of revenue also includes the amortization of intangible assets associated with the Staktek acquisition. A portion of our cost of revenue, such as depreciation of equipment, is fixed in any given period.

Selling, General and Administrative. Selling, general and administrative expenses consist of salaries and wages for executive, sales and marketing and administrative personnel, travel expenses and other marketing costs. Additional expenses include administrative and information technology costs, legal costs, amortization of customer relationships and non-compete agreements, amortization of patents and other supporting costs. These expenses also include allocations or direct charges for insurance, consultants and other professional fees, utilities and office supplies.

Research and Development. Research and development expenses include expenses related to product development and design, engineering, process development, equipment and tooling design, fabrication and implementation, and test hardware and software design and implementation. Research and development expenses, however, do not necessarily reflect all of our engineering efforts. Our engineering group also provides various support functions in the manufacturing of products currently in production. The costs of such support are included in manufacturing overhead. Therefore, significant fluctuations in research and development expenses may occur from period to period depending on the nature and extent of engineering activities over any given time frame. In addition, we devote significant resources to design, develop and implement automated machinery for our products. When we believe that such machinery will include significant engineering time to design, develop, and install or assemble, all costs associated with that machine, including internal labor and overhead, are capitalized as part of its cost. General product and process development costs that are not associated with either a specific customer product or a standard product to be offered for sale are considered to be research and development activities and are accounted for as research and development expenses.

Business Restructuring. Business restructuring consists of expenses associated with the reduction of our workforce in Austin, Texas during 2003 as the result of the move of our high-volume manufacturing facility to Reynosa, Mexico.

Amortization of Acquisition Intangibles. Amortization of acquisition intangibles consists of amortization of acquired identified intangible assets resulting from the Staktek acquisition in August 2003.

Amortization of Deferred Stock-Based Compensation and Stock Compensation Expense. We recorded deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of these grants. We are amortizing this amount over the vesting periods of the applicable options.

Other Income (Expense), Net. Other income (expense), net generally consists of net interest income and interest expense and other non-recurring items, such as the gain or loss on the disposition of assets.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 39%. For the quarter ended March 31, 2004, the Company’s effective tax rate was approximately 36% due to the recognition of certain deferred tax assets not previously recognized.

Results of Operations

The following table presents our operating results for the three months ended March 31, 2004 and March 31, 2003 as a percentage of revenue:

	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenue:
Services	57.9%	72.6%
License	42.1%	27.4%

Total revenue	100.0%	100.0%
Cost of revenue:
Services	33.5%	51.5%
Amortization of acquisition intangibles	18.1%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	0.7%	0.0%

Total cost of revenue	52.3%	51.5%

Gross profit	47.7%	48.5%
Operating expenses:
Selling, general and administrative	12.0%	7.2%
Research and development	2.0%	3.6%
Business restructuring	0.0%	2.5%
Amortization of acquisition intangibles	2.1%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	5.5%	0.0%

Total operating expenses	21.6%	13.3%

Income from operations	26.1%	35.2%
Other income (expense), net	(5.5%)	0.3%

Income before income taxes	20.6%	35.5%
Provision for income taxes	7.5%	12.7%

Net income	13.1%	22.8%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue. Revenue for the three months ended March 31, 2004 was $21.8 million, compared to $15.2 million in the first quarter of 2003, resulting in an increase of $6.6 million, or 44%. Services revenue for the three months ended March 31, 2004 was $12.6 million, compared to $11.0 million in the first quarter of 2003, resulting in an increase of $1.6 million, or 14%. In addition, in the first quarter of 2004, license revenue was $9.2 million, compared to $4.2 million in the first quarter of 2003, resulting in an increase of $5.0 million, or 121%. Revenue in the first quarter of 2004 increased due to higher customer demand for stacked memory packages using our technologies that were sold by Samsung and for our Value Stakpak products.

We anticipate that we will experience a decrease in the rate of overall unit growth in the demand for stacked memory solutions during the transition period from current-generation stacked products, which are based on 256 megabit memory TSOPs, to next-generation stacked products, which are based on 512 megabit memory TSOPs. As the next-generation TSOPs deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we expect to experience an increase in the number of units based on 512-megabit memory TSOPs shipped in 2004 as compared to units shipped in 2003. We anticipate that the transition cycle will run its course in 2005, but may repeat with future generations of DRAM chips, such as when one gigabit chips displace 512 megabit chips as the lowest cost-per-bit memory chip. During this transition period, we expect our overall units to continue to grow but at a slower rate than we have experienced in the past. However, during this transition period, we anticipate an increase in overall average selling prices as a result of the expected increase in the number of higher-priced stacked 512-megabit memory solutions that we provide. An increase in overall average selling prices should help our gross margins to remain stable over 2004.

Our license agreement with Samsung expires in July 2005 and, to date, we have not had substantive discussions with Samsung about extending this agreement. We expect that we will extend or renegotiate the terms of this agreement or establish a relationship with Samsung whereby we provide them with our manufacturing services after the license agreement expires. Samsung has made significant investments in tooling, manufacturing and testing facilities and expertise as well as in product acceptance activities. We also believe that Samsung realizes substantial financial benefits from the sale of stacked memory solutions incorporating our proprietary technologies and that Samsung’s continued ability to provide these solutions is important to its relationships with its customers and OEMs. We believe that if Samsung does not extend or renegotiate this agreement, Samsung would not be able to continue to produce its current stacked memory products without infringing our patent rights. If we enter into a relationship with Samsung whereby we provide manufacturing services to them, we expect that our gross profit per unit would improve while our gross margins would decline as the proportion of our license revenue to overall revenue declines. If we are unable to extend this agreement on terms favorable to us or at all, or if Samsung terminates this agreement, our license revenue from this agreement could be reduced or eliminated. If Samsung’s customers do not use our manufacturing services or buy the stacked high-density memory solutions from one of our other supply-chain partners, our revenue, operating results and cash flows could be reduced.

The following table summarizes sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Samsung	42%	27%
Micron	20%	34%
Smart	13%	*
Celestica	*	19%

*	Amount does not exceed 10% for the indicated period.

We expect revenue in the second quarter of 2004 to decrease slightly from the first quarter of 2004, with services revenue to be flat or increase somewhat as a percentage of total revenue.

Gross Profit. Gross profit for the three months ended March 31, 2004 was $10.4 million, or 47.7 % of revenue. This amount is an increase of $3.0 million, as compared with gross profit of $7.4 million, or 48.5% of revenue, in the three months ended March 31, 2003. The increase in gross profit dollars for the most recent quarter was primarily due to the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 42.1% of total revenue in the first quarter of 2004 from 27.4% of total revenue in the first quarter of 2003. Gross profit as a percentage of revenue, also referred to as gross margin, in our manufacturing services increased by approximately 13.1 percentage points during the first quarter of 2004 as we realized economies of scale in our automated manufacturing operations. However, gross margin was reduced by 18.8 percentage points during the first quarter of 2004 due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended March 31, 2004 was $2.6 million, or 12.0% or revenue. This amount reflected an increase of $1.5 million, or 139%, as compared to selling, general and administrative expense of $1.1 million, or 7.2% or revenue, in the three months ended March 31, 2003. The increase in the dollar amount of selling, general and administrative expense during the recent three-month period was principally attributable to higher legal fees of $0.5 million mainly as a result of litigation with Infineon and SimpleTech, increased staffing and associated costs of $0.5 million, and higher directors’ and officers’ insurance costs of $0.2 million as a result of becoming a public company. We expect selling, general and administrative expense to range between 12-15% of revenue over the next several quarters.

Research and Development. Research and development expense for the three months ended March 31, 2004 was $0.4 million, or 2.0% of revenue, which reflected a decrease of $0.1 million, or 21%, as compared with research and development expense of $0.5 million, or 3.6% of revenue for the three months ended March 31, 2003. The decrease in the dollar amount of research and development expense for the recent three-month period was principally due to lower process development expenses. We intend to devote additional resources to research and development in future periods to address market opportunities for stacking advanced technologies, such as DDR-II, DRAM chips in fBGA packages, and for stacking heterogeneous circuits. As a result, we expect research and development expenses to range between 3-5% of revenue in the next several quarters. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us for OEM qualification and manufacturing of products based on these new technologies.

Business Restructuring. During the first quarter of 2003, we recorded severance costs of $0.4 million associated with the move of our high-volume manufacturing facility to Reynosa, Mexico.

Amortization of Acquisition Intangibles. During the first three months of 2004, we amortized $4.4 million of intangible assets resulting from the Staktek acquisition during the third quarter of 2003.

Amortization of Deferred Stock-Based Compensation and Stock Compensation Expense. We recorded amortization expense associated with deferred stock-based compensation of $1.4 million for the three months ended March 31, 2004, as compared to $0 for the three months ended March 31, 2003.

Interest and Other Income (Expense). Interest and other income (expense), net for the three months ended March 31, 2004, was an expense of $1.2 million, as compared to income of $45,000 for the three months ended March 31, 2003. This change in other income (expense), net during the first quarter of 2004, was almost entirely due to interest expenses of $1.2 million associated with the senior and subordinated debt incurred to finance the Staktek acquisition in 2003.

Provision for Income Taxes. We incurred income taxes of $1.6 million and $1.9 million in the first quarter of 2004 and 2003, respectively. Provision for income taxes as a percentage of income before income taxes in the first quarter of 2004 and 2003 was 36.3% and 35.8%, respectively.

Liquidity and Capital Resources

As of March 31, 2004, we had working capital of $69.9 million, including $55.2 million of cash and cash equivalents, compared to working capital of $25.4 million, including $31.2 million of cash and cash equivalents as of December 31, 2003. The $44.5 million increase in working capital during the first three months of 2004 was primarily due to the $24.0 million increase in cash and cash equivalents and the $12.5 million reduction in notes payable and current maturities of long-term debt due to the repayment of debt incurred to finance the Staktek acquisition. We received an aggregate of approximately $145.5 million gross proceeds from our initial public offering including the underwriters’ exercise of their over-allotment option.

Net cash used in operating activities was $0.7 million for the first three months of 2004 and resulted primarily from a reduction in accrued liabilities due to payment of accrued interest on the debt from the Staktek acquisition; increases in accounts receivable, total inventory, prepaid expenses and other current assets; and a decrease in accounts payable, partially offset by net income adjusted for non-cash expenses. Net cash provided by operating activities during the first three months of 2003 was $4.1 million and resulted mainly from net income adjusted by non-cash expenses.

Net cash used in investing activities was $1.4 million for the first three months of 2004, compared to $3.1 million during the comparable period of 2003. Investing activities during both periods were comprised primarily of additions to property and equipment.

Net cash provided by financing activities during the first three months of 2003 was $26.0 million, primarily due to the $134.3 million in proceeds received from our initial public offering, including the underwriters’ exercise of their over-allotment option, net of associated expenses paid during the quarter. These net proceeds were partially offset by debt payments totaling $77.6 million and the $30.6 million redemption of the redeemable preferred stock. As of March 31, 2004, all debt issued in connection with the Staktek acquisition has been repaid and all redeemable preferred stock previously issued to Austin Ventures has been redeemed. Further, the senior revolving credit notes were terminated, so there is no amount available for issuance under these notes.

We believe that our current assets, including cash and cash equivalents, expected cash flow from operations and proceeds received from our public offering, will be sufficient to fund our operations for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise such funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Presentation. We evaluate our customer arrangements for manufacturing services to determine whether revenue from these arrangements should be recorded on a gross basis or a net basis. When evaluating our customer arrangements, we determine whether the arrangement represents a consigned inventory transaction or a purchase and resale of inventory. In making this determination, we consider the following: (i) we are only responsible for the functionality of our stacking process, (ii) we do not select the vendor to provide the memory packages, and (iii) we do not set the price for the memory packages. We have determined that a net basis of revenue recognition is appropriate for our customer arrangements for manufacturing services, including arrangements where the customer has instructed us to purchase specified memory packages from a specified vendor for purposes of stacking and shipping to the customer. Should the considerations described above change, we may determine that future customer arrangements should be recorded on a gross basis that would result in an equal increase in both revenue and the cost of revenue.

Revenue from our license agreement with Samsung is recognized in the period in which Samsung reports royalties to us. Samsung does not provide us with forward estimates or current-quarter information concerning its shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which Samsung actually ships products using our stacking technologies, we do not recognize royalty revenue from Samsung until the royalties are reported to us.

Impairment of Assets. We evaluate the recoverability of losses on long-lived assets, such as property and equipment and intangible assets, but excluding goodwill. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than the carrying value of these assets, and accordingly, all or a portion of this carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to the carrying amounts. Actual useful lives and cash flow could be different than those estimated by us.

Goodwill is evaluated annually for impairment and is not amortized. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities.

Income Taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Deferred Stock-Based Compensation. We account for our employee stock-based compensation using the intrinsic value method. The intrinsic value method specifies that compensation exists if the fair value of the common stock exceeds the exercise price of the stock option at the date of grant. Prior to the successful completion of our initial public offering during the first quarter of 2004, the determination of fair value of our common stock was based upon assumptions and other considerations. Since a ready market did not exist for our common stock prior to the completion of our initial public offering, we used to estimate fair value for our common stock using traditional valuation methodologies such as multiples of earnings or cash flows. The estimated fair value of our common stock could differ significantly from the fair value had our common stock been traded on the public market on the dates of grant.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of FIN 46 had no impact on our financial position, results of operations or cash flows.

Risks That May Affect Future Results

Our business faces significant risks. The risk factors set forth below may not be the only ones that we face. Additional risks that we are not aware of yet or that currently are not material may adversely affect our business operations.

We may not be able to maintain our historical growth and our revenue and operating results are likely to fluctuate, which may cause the trading price of our common stock to decline.

Although we have experienced significant growth in our total revenue and gross profits in recent years, we may not be able to sustain this growth or generate gross profits or net income. Our revenue and operating results are likely to fluctuate, causing our stock price to fluctuate. If our revenue or operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed in this prospectus and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies by original equipment manufacturers including, but not limited to, the transition from DDR-I to DDR-II technology;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the transition from current-generation stacked products, which are based on 256 megabit memory TSOPs, to next-generation stacked products, which are based on 512 megabit memory TSOPs, resulting in lower unit volumes of stacked memory products;

•	the impact of a current reduction in the prices of 512 megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256 megabit TSOPs;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our stacked solutions;

•	changes in the level of our operating expenses;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability to procure required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

Fluctuations in the demand for our stacking solutions occur as the price of next-generation monolithic memory chips declines and as original equipment manufacturers respond to demand for their products, which will contribute to volatility in our revenue and operating results and may adversely impact our stock price. The rate at which original equipment manufacturers adopt stacked memory products using a particular generation of high-density memory chips may affect our revenue and operating results. In the past, it has taken several quarters for new, higher-density memory chips to achieve market acceptance. Once accepted by the market, demand for stacked memory products using these chips can accelerate rapidly and then level off such that rapid growth in sales of these products is not indicative of continued future growth. Likewise, demand for legacy memory chips can quickly decline when a new, higher-density memory chip is introduced and receives market acceptance. Sales of our products and product lines toward the end of a product’s market life may fluctuate significantly, and the precise timing of these fluctuations is difficult, if not impossible, to predict.

In other cases, revenue may decline as customers anticipate making new product purchases. The need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, makes it difficult for us to reduce our operating expenses in any particular period if our expectations for revenue for that period are not met. Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

Because we do not have long-term agreements with our customers and generally do not have a significant backlog of unfilled orders, our revenue and operating results in any quarter are difficult to forecast and are substantially dependent upon customer orders received and fulfilled in that quarter.

We do not have long-term purchase agreements with customers. Our customers generally place purchase orders for deliveries no more than three months in advance and sometimes no more than a day in advance. These purchase orders generally have no cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect upon our business, financial condition and results of operations.

Our revenue is difficult to forecast because we do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets at the beginning of a quarter. Rather, a majority of our revenue and earnings in any quarter depends upon customer orders for our products that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenue and to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall of revenue in relation to our expectations could hurt our operating results and depress our stock price.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenue.

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 97% of our total revenue in 2001, 93% of our total revenue in 2002 and 88% of our total revenue in 2003. In particular, Samsung accounted for 100% of our license revenue and 42% of our total revenue in the first quarter of 2004, and Micron Technology, SMART Modular Technologies and Celestica Corporation accounted for 20%, 13% and 9%, respectively, of our total revenue in the first quarter of 2004. Celestica and SMART Modular are supply-chain partners of IBM and Hewlett-Packard, respectively, so units incorporating our stacking solutions are ultimately sold through to these original equipment manufacturers. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our stacked high-density memory utilizing our stacking technologies. In the future, these customers may decide not to specify products that incorporate our stacking technologies for use in their systems, purchase fewer stacked memory products than they did in the past or alter their purchasing patterns.

Some of our customers have sought or are seeking to design alternative solutions, either internally or through third parties, to address their need for greater memory capacity. The success of these efforts could have an adverse effect on the prices we are able to charge to our customers, and the volume of units that incorporate our stacking solutions, which would negatively affect our revenue and operating results.

Consolidation in some of our customers’ industries may result in increased customer concentration and the potential loss of customers. From time to time, the composition of our major customer base has changed from quarter to quarter as the market demand for our customers’ products has changed, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to represent a majority of our revenue in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could harm our business, financial condition and results of operations.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea and represented all of our license revenue and 42% of our total revenue in the first quarter of 2004. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and Samsung, which could materially and adversely affect our operating results.

Demand for stacked high-density memory products is seasonal, and if demand is lower than expected in any given period, our results of operations could be harmed.

In the past, shipments of our stacked memory products have historically been lowest in the first quarter and increased thereafter throughout the year. As a result, our services revenue historically has been relatively lower in the first quarter than in subsequent quarters. However, because we recognize license revenue when reported to us in the quarter following shipment of the stacked memory units, our license revenue historically has been lower in the second quarter than in other quarters. Our ability to adjust our short-term operating expenses in response to these fluctuations in revenue is limited. As a result, should our revenue decrease to a level lower than that expected in any given period, our results of operations could be harmed.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our technologies, which could adversely affect our ability to sell or license our stacked memory solutions or to compete successfully in our markets and harm our operating results.

Our solutions rely on our proprietary rights, and we believe that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business. If any of our key patents or other intellectual property rights are invalidated or deemed unenforceable, or if a court limits the scope of the claims in any of our key patents or other intellectual property rights, the likelihood that companies will continue to purchase or license our stacked memory solutions could be significantly reduced. The resulting loss in revenue could significantly harm our business and our operating results.

We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants and third parties, and control access to and distribution of our documentation and other proprietary information. It is possible that these efforts to protect our intellectual property rights may not:

•	prevent challenges to, or the invalidation or circumvention of, our existing patents;

•	result in patents that lead to commercially viable products or provide competitive advantages for our products;

•	prevent our competitors from independently developing similar products, duplicating our products or designing around the patents owned by us;

•	prevent third-party patents from having an adverse effect on our ability to do business;

•	provide adequate protection for our intellectual property rights;

•	prevent disputes with third parties regarding ownership of our intellectual property rights;

•	prevent disclosure of our trade secrets and know-how to third parties or into the public domain; or

•	result in valid patents, including international patents, from any of our pending applications.

Others may attempt to copy or otherwise obtain and use our proprietary technologies without our consent. Because we expect to increasingly license our technologies to new customers and because of the difficulty of monitoring our licensees, the risk that licensees and their customers or others may attempt to copy or otherwise obtain and use our proprietary technologies without our consent may increase. Monitoring unauthorized use of our technologies is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as the laws of the United States.

We derive a substantial portion of our revenue from our license agreement with Samsung, which expires in July 2005. We may not be able to extend this agreement on favorable terms or at all, which could materially harm our business, financial condition and results of operations.

Through 2003, we derived all of our license revenue from our license agreement with Samsung Electronics. We expect to continue to receive the substantial majority of our license revenue from this license agreement for the foreseeable future. This agreement requires Samsung to pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. This license expires in July 2005, and, to date, we have not had substantive discussions with Samsung about extending this agreement. If we are unable to extend this agreement on terms favorable to us or at all, or if Samsung terminates this agreement, our business, financial condition and results of operations could be materially harmed.

Our license agreement with Samsung requires Samsung to report to us on a quarterly basis the sale of products that incorporate our technologies. Our license agreement with Samsung does not allow us to examine Samsung’s records to verify that the amounts being paid to us as license fees are correct. As a result, we rely primarily on the accuracy of the reports from Samsung without independent verification and secondarily on information obtained from customers, suppliers and market analysts and our own production data. Our inability to review Samsung’s books and records may result in our receiving less license revenue than we are entitled to receive under the terms of our license agreement. If we determined that Samsung was not accurately reporting to us the number of units it sold, we may be required to commence litigation against Samsung which, even if meritorious, could be costly and time consuming, could harm our relationship and could adversely affect our business.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive nearly all of our revenue from sales or licenses of our Stakpak solutions, and we expect these solutions to continue to account for substantially all of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, operating results, financial condition and cash flows could be adversely affected by:

•	any decline in demand for our Stakpak solutions;

•	failure of our services and technologies to achieve continued market acceptance;

•	the introduction of services and technologies that can serve as a substitute for, replacement of or represent an improvement over, our services and technologies;

•	technological innovations that we are unable to address with our services and technologies; and

•	any inability by us to release new products or enhanced versions of our existing services and technologies on a timely basis or the failure of our products to achieve market acceptance.

We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and midrange server market, which constituted 100% of our total services revenue in 2001, 100% of our total services revenue in 2002, 98% of our total services revenue in 2003 and 88% of our total services revenue in the first quarter of 2004. If the market for these servers deteriorates or the use of our stacked services and technologies in this market declines, our operating results would be materially and adversely affected.

The average selling prices of our services and technologies could decrease rapidly which may negatively impact our revenue and gross margins.

We may experience substantial period-to-period fluctuations in our future revenue and operating results due to a decline in the average selling prices for our services and technologies. From time to time, we reduce the average unit price of our services and technologies in anticipation of future competitive pricing pressures, declining monolithic dynamic random access memory, or DRAM, chip prices, introductions of new services and technologies by us or our memory suppliers and other factors. The high-density memory market is extremely cost sensitive due to potentially high order volumes combined with memory buyers’ expectations for aggressive price reductions over time. As a consequence, the average selling prices of monolithic DRAM chips historically have declined as new product generations are commercialized. We expect that these factors will continue to create downward pressure on our average selling prices, which may, in turn, negatively impact our revenue and gross margins, particularly if we are unable to offset reductions in average selling prices by increasing our unit volumes or reducing our manufacturing costs. To maintain our gross margins, we will need to develop and introduce new services and technologies on a timely basis and continually reduce our costs. Our failure to do so could cause our revenue and gross margins to decline.

As our current services and technology offerings evolve, we continue to derive a significant portion of our revenue from royalties, which is inherently risky.

Our long-term growth depends on our ability to enter into new licenses for our existing stacked memory technologies and to establish licensing arrangements for our new technologies, such as our recently introduced High Performance Stakpak® and our System Stakpak® solution, which is currently under development. Because we expect a significant portion of our future revenue to be derived from license royalties, our future success depends on:

•	our ability to secure broad patent coverage for our new technologies and enter into license agreements with potential licensees; and

•	the ability of our licensees to develop and commercialize successful products that incorporate our stacking technologies.

Although we have engaged in discussions with potential licensees for our Stakpak technologies, we historically have not devoted significant resources to licensing our technologies and currently have only two license arrangements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption of our technologies by, and the incorporation of our technologies into products of, semiconductor manufacturers and original equipment manufacturers;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our stacking technologies on a cost-effective basis and in quantities sufficient to enable volume manufacturing;

•	the willingness of our licensees and others to make investments in the manufacturing process that supports our licensed technologies, and the amount and timing of those investments;

•	our licensees’ ability to design and assemble memory modules and other system parts that utilize our technologies in components qualified for use by original equipment manufacturers;

•	any failure by our licensees to abide by compliance and quality control guidelines with respect to our proprietary rights;

•	actions by our licensees that could severely harm our ability to use our proprietary rights;

•	the demand for products incorporating memory modules and other system parts that utilize our licensed technologies;

•	our ability to structure, negotiate and enforce agreements for the determination and payment of royalties; and

•	the cyclicality of supply and demand for products using our licensed technologies.

It is difficult to predict when we will enter into additional license agreements, if at all. The time it takes to establish a new licensing arrangement can be lengthy. We may also incur delays or deferrals in the execution of license agreements as we develop new technologies. The timing of our receipt of royalty payments and the timing of how we recognize license revenue under license agreements may fluctuate and significantly impact our quarterly or annual operating results.

We have limited sales and marketing resources. As our business evolves to become more of a royalty-based model, we may have to employ more rigorous sales and marketing efforts, hire more personnel and engage in lengthy negotiations to reach agreement with potential licensees. As a result, our operating expenses may increase, and we may incur losses in periods that precede the generation of royalties under licensing agreements. If the sales and marketing efforts that we direct at potential licensees of our technologies are unsuccessful, then we may not be able to license our technologies or earn related royalties.

We are a relatively small company with limited resources compared to some of our current and potential competitors, and we may not be able to compete effectively and maintain or increase our market share.

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. Some of these companies are better positioned to influence industry acceptance of a particular industry standard or competing technology than we are. These companies may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products or technologies at a lower price. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have established relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. These companies may elect not to support our technologies which could complicate our sales efforts. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our revenue, lower our gross profits or decrease our market share.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. In addition, some of our significant customers, including Infineon, Micron and Samsung, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We have many competitors who have developed competing technologies. For example, memory packages have been developed that place two DRAM chips into a single package or small chip size packages and allow both DRAM chips to fit in the same area as a single Stakpak. Our DRAM suppliers, such as Elpida Memory, Infineon Technologies, Micron Technology and Samsung Electronics, have developed many of these competing technologies. Other competitors utilize competing technologies that stack standard DRAM chips. These traditional stacking competitors include DPAC Technologies and SimpleTech. We also could face competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products, and could provide the market with cost-effective memory solutions that outperform our Stakpak solutions.

Following the expiration of our license agreement with Samsung, we and Samsung will be able to use each other’s technology, information, know-how and processes related to the licensed technologies that are not protected by patents, and Samsung will be able to compete in markets currently restricted by a non-compete provision of the agreement. At such time, subject to our patent rights, Samsung may use such technology and its substantial resources to compete in our target markets.

We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new services and technologies that may offer greater performance and improved pricing, any of which could cause a decline in revenue or loss of market acceptance of our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our services or technologies obsolete or uncompetitive.

Our reliance on our memory manufacturer customers for the DRAM chips used in stacked products that incorporate our stacking technologies subjects us to the risk of a shortage of these chips, adversely impacting our ability to fulfill orders from other customers, risks of natural disasters and other factors that could cause disruptions in the supply of DRAM chips.

Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM chips to which we apply our manufacturing services. Historically, our customers have shipped on consignment their DRAM chips to be stacked, which we stack and then return to them. We have no DRAM supply contracts other than a supply contract with Elpida Memory for DRAM chips specifically related to the manufacture of our products for IBM and two supply agreements with Celestica for memory chips used in manufacturing services for that customer. In acquiring DRAM chips, supply options are very limited because of the small number of memory manufacturers. Our dependence on our customers’ provision of DRAM chips to us on a just-in-time consignment basis, rather than through guaranteed supply contracts, subjects our business to risks associated with unforeseen disruptions in the industry availability of DRAM chips. Currently there is a shortage of DRAM chips available in the market. This shortage may negatively impact our ability to fulfill customer orders, resulting in a delay or decrease of shipments in the second quarter of 2004.

In addition, natural disasters or other factors could cause delays or reductions in product shipments that could negatively affect our revenue and operating results. Moreover, since the majority of DRAM chips are manufactured in the Pacific Rim region, we believe that the risk of exposure of DRAM suppliers to earthquakes, typhoons, political unrest, terrorist activity, severe acute respiratory syndrome, or SARS, another infectious disease or other similar events is of particular concern. Any unexpected interruption in the manufacture of other key electronic components used in association with stacked products that incorporate our stacking technologies could disrupt production of devices that use our services and technologies, thereby adversely affecting either our ability to deliver products to our customers or the customers’ demand for our services and technologies.

If the supply of materials used to manufacture our products is interrupted, or our manufacturing turnaround times are extended, our results of operations could be adversely affected.

In order to manufacture our Stakpak solutions, we require raw materials and components such as flex circuits, printed circuit boards, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. We typically procure these materials from single or limited sources to take advantage of volume pricing discounts. Shortages in these materials may occur from time to time. In addition to shortages, we could experience quality problems with these materials, which could result in returning them to our supplier. These shortages and returns could extend the turnaround times of our manufacturing services. If our supply of materials is interrupted for any reason, or our manufacturing turnaround times are extended, our results of operations could be adversely affected.

We recently shifted the substantial majority of our manufacturing operations from Austin, Texas to Reynosa, Mexico, and our failure to continue to manage this shift in our operations and our growth could materially and adversely affect our business.

We recently shifted our high-volume manufacturing capacity from our Austin, Texas facility to a new manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the quarter ended March 31, 2004, we manufactured over 75% of our units in Mexico. This shift in our operations, combined with the growth in our business overall in recent periods, has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Our manufacturing facility in Reynosa, Mexico could expose us to new and significant risks.

Our high-volume manufacturing facility in Reynosa, Mexico provided over 75% of our unit production in the quarter ended March 31, 2004. This facility is exposed to certain risks as a result of its location, including:

•	changes in international trade laws, such as the North American Free Trade Agreement, or other governmental regulations or tariffs affecting our import and export activities;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	fluctuations of foreign currency and exchange controls;

•	security measures at the United States-Mexico border;

•	potential political instability and changes in the Mexican government; and

•	general economic conditions in Mexico.

Any of these risks could interfere with the operation of this facility or restrict or delay our ability to move components, finished products or manufacturing equipment across the United States–Mexico border and result in reduced production, increased costs, or both. In the event that this facility’s production is reduced or we encounter disruptions or delays in moving products across the border, we could fail to ship products on schedule and could face a reduction in future orders from dissatisfied customers. If our costs to operate this facility increase, our gross margins would decrease. Reduced shipments and margins would have an adverse effect on our financial results and could lead to a decline in our stock price.

We operate a manufacturing facility in Mexico as a Maquiladora and any loss of this status or change in the laws affecting Maquiladoras, or disputes with the labor union in Mexico, could materially harm our financial results.

In the quarter ended March 31, 2004, we manufactured over 75% of our stacked memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

•	compliance with the terms of the Maquiladora authorization program;

•	proper utilization of imported materials;

•	hiring and training of Mexican personnel;

•	compliance with tax, labor, exchange control and notice provisions and regulations; and

•	compliance with local and national constraints.

Because assembly operations in Mexico continue to be less expensive than comparable operations in the United States, in recent years many companies have established Maquiladora operations in the Reynosa area to take advantage of lower labor costs. Increasing demand for labor, particularly skilled labor and professionals, from new and existing Maquiladora operations could in the future result in increased labor costs. The loss of our Maquiladora status, changes in the Maquiladora program, the inability to recruit, hire and retain qualified employees, a significant increase in labor costs, unfavorable exchange rates or interruptions in the trade relations between the United States and Mexico could have a material adverse effect on our business, operating results and financial condition.

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of March 31, 2004, 71% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

Our operations could be disrupted by power outages, political unrest, natural disasters or other disasters.

As our manufacturing facilities are located in Reynosa, Mexico and in Austin, Texas, earthquakes, fires, flooding or other natural disasters in these locations, or an epidemic, political unrest, war, labor strikes or work stoppages, or interruptions in supply or utilities at either of these locations would likely result in the disruption of our manufacturing services, would cause significant delays in shipments of our products and materially and adversely affect our operating results.

If we are unable to manufacture our products efficiently or we experience credit losses or other collections issues, our operating results could suffer.

We must continuously modify our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. We will incur significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could negatively impact our gross margins. We could experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and stacking methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, the risk of encountering delays or difficulties increases.

In addition, if demand for our products increases significantly, we will need to expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. We cannot be certain that we will be able to add required manufacturing capacity or that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. Any difficulties in expanding our manufacturing operations could cause product delivery delays and lost sales.

If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

We have not historically recorded a bad debt allowance or established reserves for our accounts receivable because we have not had significant credit losses or other collections issues during the periods for which financial information is presented. Although we do not believe that we will incur any material credit losses in the foreseeable future, if we were to do so our financial condition could be harmed. Furthermore, should we face any collections issues in the future, it could become necessary to begin recording a bad debt allowance, which could negatively impact our results of operations.

Products that incorporate our stacking technologies generally have long sales and implementation periods, and our customers require that our stacking technologies undergo a lengthy and expensive qualification process without any assurance of revenue.

Products that incorporate our stacking technologies are complex and are typically intended for use in applications that may be critical to the systems being developed by our customers. Prospective customers generally must make a significant commitment of resources to test and evaluate our stacking technologies and to integrate memory modules and other system parts into larger systems. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This may delay the time in which we recognize revenue and result in our investing significant resources well in advance of orders for our products.

Prior to incorporating memory products utilizing our stacking technologies, original equipment manufacturers require our stacking process and technologies to undergo an extensive qualification process, which involves testing of products utilizing our stacking technologies in the customer’s system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification by a customer does not ensure any sales to that customer. Even after successful qualification and sales to a customer of products incorporating our stacking technologies, changes in our technologies may require a new qualification process, which may result in additional delays. After our products are qualified, it can take an additional six months or more before the customer commences production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such products to the customer, which may impede our growth and cause our business to suffer.

We intend to expand our research and development activities and other operations, and this expansion may strain our resources and increase our operating expenses.

We intend to increase our research and development activities and other operations, both in the United States and in Mexico, as we grow our business and expand our technology offerings. We may do so through both internal growth and acquisitions. We expect that this expansion could strain our systems and operational and financial controls. In addition, we are likely to incur higher operating costs as a publicly held company and as we seek to expand our business. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth would be limited.

Products that incorporate our stacking technologies must conform to industry standards in order to be widely accepted by OEMs for use in their products.

Our services and technologies are used to create products that comprise only a part of a larger system. Typically, the components of these systems comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of systems and devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or implemented consistently, and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected which would harm our business.

Industry standards are continually evolving, and our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to implement new services and technologies to ensure compliance with relevant standards. If our products or those of our customers are not in compliance with prevailing industry standards for a significant period of time, we may not be able to sell our services and technologies and our operating results would suffer. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would and our business and results of operations would be adversely affected.

If we are unable to develop new and enhanced solutions that achieve market acceptance in a timely manner, our operating results and competitive position could be harmed.

Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution for the vast majority of our revenue by increasing revenue associated with our other Stakpak solutions and by developing new stacking and packaging technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

•	identify and adjust to changing requirements of customers within the memory and semiconductor markets generally;

•	identify and adapt to emerging technological trends in our target markets;

•	maintain effective marketing strategies;

•	timely design and introduce cost-effective, innovative and performance-enhancing features that differentiate our services and technologies from those of our competitors;

•	timely qualify and certify our stacking technologies for use in our customers’ products; and

•	successfully develop our relationships with existing and potential customers, OEMs and supplier and channel partners.

Our research and development efforts are focused primarily on furthering the technologies related to our High Performance Stakpak solution, which we recently introduced, and our System Stakpak solution, which we are currently developing. If the development of these technologies is delayed or abandoned, or if these new technologies fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. Furthermore, if markets for these new technologies develop later than we anticipate, or do not develop at all, demand for our solutions that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a few key personnel to manage our business effectively, and if we lose the services of any of those personnel or are unable to hire additional personnel, our business could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our success to date has been highly dependent on James W. Cady, our President and Chief Executive Officer, and other members of our senior management team. We believe that our future success will be dependent on retaining the services of these key personnel, developing their successors and modifying our internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles should departures occur. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our services and technologies.

If our stacking services and technologies are used in defective products or include defective parts, we may be subject to product liability or other claims.

If we manufacture stacked memory products that are defectively manufactured, used in defective or malfunctioning products or contain defective components, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, we cannot assume that it will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition and reputation, and on our ability to attract and retain licensees and customers.

We may be involved in costly legal proceedings to enforce or protect our intellectual property rights or to defend against claims that we infringe the intellectual property rights of others.

Litigation is inherently uncertain, and an adverse outcome could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings we initiate to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, could be time consuming and expensive to resolve and could divert our management’s time and attention. Any intellectual property litigation also could force us to take specific actions, including:

•	cease selling products that are claimed to be infringing a third party’s intellectual property;

•	obtain licenses to make, use, sell, offer for sale or import the relevant technologies from the intellectual property’s owner, which licenses may not be available on reasonable terms, or at all;

•	redesign those products that are claimed to be infringing a third party’s intellectual property; or

•	pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

We have found it necessary to litigate against others, including our customers, to enforce our intellectual property and contractual and commercial rights including, in particular, our trade secrets, as well as to challenge the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity. In some cases, our legal disputes may involve a key customer.

Our failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

We are subject to various and frequently changing U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including clean-up costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required for our facilities. These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollutant emissions or decrease the likelihood of accidental releases of hazardous substances.

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our sites or the imposition of new clean-up requirements could require us to curtail our operations, restrict our future expansion, subject us to liability and cause us to incur future costs that would have a negative effect on our operating results and cash flow.

Economic, political and other risks associated with international sales and operations could adversely affect our revenue.

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 96% in 2001, 73% in 2002, 49% in 2003 and 56% in the first quarter of 2004. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship stacked memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

A portion of our revenue is derived from customers based in Asia. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies and other instabilities. Many countries in Asia have recently been affected by the occurrence of SARS and other infectious diseases. These instabilities continue and may occur again in the future. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our customer base and activities in that region. An outbreak of SARS or another infectious disease could result in reduced demand for products incorporating our stacking technologies, extend the qualification periods for our technologies or otherwise adversely affect our business.

If we acquire other businesses or technologies in the future, these acquisitions could disrupt our business and harm our financial condition.

As part of our growth and product diversification strategy, we will evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

•	difficulties in integrating the operations, technologies or products of the acquired companies;

•	the risk of diverting management’s time and attention from the normal daily operations of the business;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	the potential need to amortize intangible assets.

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of our existing stockholders.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, have required changes to some of our corporate governance practices. The Sarbanes-Oxley Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the National Association of Securities Dealers, or NASD, has adopted revisions to its requirements for companies, such as us, that propose to have securities listed on the Nasdaq Stock Market. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee, and qualified executive officers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Nearly all of our transactions are denominated in U.S. dollars. The functional currency of our subsidiaries in Mexico is the U.S. dollar. As a result, we have very little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe that our currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of March 31, 2004, all of our investments were in a deposit account or invested in a money market fund that invests in a variety of short-term instruments rated AAA or better.

Our exposure to market risk also related to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, which were primarily certain borrowings under our bank credit facility.

Advances under our senior debt facilities bore a variable interest rate based on either Eurocurrency or prime-based rates according to a ratio that was based on our earnings before income taxes, depreciation and amortization. The risk of fluctuating interest expense was limited to this debt instrument. As of March 31, 2004, all such debt has been repaid; accordingly, our market risk has been reduced.

ITEM 4.	CONTROLS AND PROCEDURES

The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective for this purpose.

It should be noted that in designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. During the first quarter of 2004, we were involved in the litigation set forth below, all of which litigation has been resolved. As of the date of filing this quarterly report, we were not involved in any material legal proceedings.

Infineon. On April 8, 2003, our indirect subsidiary Staktek Group, L.P. filed suit against Infineon Technologies, A.G., or Infineon, for patent infringement, trade secret misappropriation, breach of contract and other claims related to stacked leaded package module technologies in the U.S. District Court for the Western District of Texas, Austin Division; Staktek Group, L.P. v. Infineon Technologies, A.G. In our lawsuit we alleged, among other things, that Infineon was offering a stacked memory product that infringed certain of our patents and that Infineon improperly used our trade secrets and proprietary information. We were seeking an injunction, damages, costs and attorneys’ fees. On August 18, 2003, Infineon answered the lawsuit and counterclaimed for a declaratory judgment of invalidity and non-infringement of the asserted patents.

Effective January 23, 2004, we settled this litigation. Under the terms of our settlement agreement with Infineon, we licensed certain of our patents and proprietary rights for stacking leaded packages to Infineon in return for Infineon’s agreement to pay us royalties. Each party released claims against the other party and agreed to dismiss the pending litigation following Infineon’s initial royalty payment to us. Infineon is required to pay its initial royalty payment within 30 days of our receipt of a tax-exemption certificate from tax authorities in Germany, which is pending.

SimpleTech. On July 29, 2003, SimpleTech, Inc. filed a complaint against our subsidiary Staktek Corporation for patent infringement in the U.S. District Court for the Central District of California, Southern Division; SimpleTech, Inc. v. Staktek Corporation (now SimpleTech, Inc. v. Staktek Group, L.P.). In its lawsuit, SimpleTech alleged that our Value Stakpak infringed SimpleTech’s reissue patent directed to stacked leaded packages. SimpleTech was seeking an injunction, damages, costs and attorneys’ fees. On September 2, 2003, we answered the complaint and counterclaimed for a declaratory judgment of invalidity and non-infringement of the asserted patent.

On October 10, 2003, our indirect subsidiary Staktek Group, L.P. filed a complaint against SimpleTech for patent infringement in the U.S. District Court for the Western District of Texas, Austin Division; Staktek Group, L.P. v. SimpleTech, Inc. In our first amended complaint, we alleged that SimpleTech’s IC Tower stacked module product infringed three of our patents. We were seeking an injunction, damages, costs and attorneys’ fees. On November 17, 2003, SimpleTech answered our first amended complaint and counterclaimed for a declaratory judgment of invalidity and non-infringement of our three asserted patents.

Effective April 1, 2004, we settled both lawsuits involving SimpleTech. Under the terms of the settlement, SimpleTech agreed not to sue Staktek, our customers or licensees in the future for patent infringement in connection with making or selling our Value Stakpak product, and we agreed not to sue SimpleTech, its customers or licensees in the future for patent infringement in connection with making or selling the SimpleTech IC Tower product. No money was exchanged and neither party licensed its technology to the other.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) The Securities and Exchange Commission declared our first registration statement effective on February 6, 2004, which we filed on Form S-1 (Registration No. 333-110806) under the Securities Act of 1933 in connection with the initial public offering of our common stock. Under this registration statement, we registered 11.5 million shares of our common stock, including 1.5 million shares subject to the underwriters’ over-allotment option. The managing underwriters of the offering were Morgan Stanley, acting as sole book-runner and co-lead manager, Merrill Lynch & Co., acting as co-lead manager, and Thomas Weisel Partners LLC and Wachovia Securities, acting as co-managers.

On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Our sale of shares of common stock, including the underwriters’ exercise of their over-allotment option, resulted in aggregate gross proceeds of approximately $145.5 million. We applied these gross proceeds as follows:

Gross Proceeds	$145.5	million
Use of Proceeds:
Underwriting discount and commissions	10.2	million
Related costs and expenses	1.7	million
Payment of senior revolving credit facility and term loan and accrued interest:
Comerica Bank	18.2	million
Guaranty Bank	18.2	million
Payment of short-term loan and accrued interest:
Comerica Bank	5.0	million
Payment of subordinated debt and accrued interest:
Austin Ventures VII, L.P.	18.6	million
Austin Ventures VIII, L.P.	18.8	million
J. Ross Cockrell, director of Austin Ventures	33,300
Clark W. Jernigan, director of Austin Ventures	33,300
Redemption of preferred stock and payment of accrued dividends:
Austin Ventures VII, L.P.	15.2	million
Austin Ventures VIII, L.P.	15.3	million
J. Ross Cockrell	28,500
Clark W. Jernigan	28,500

Total Use of Proceeds	121.3	million

Net Proceeds	$24.2	million

We retained approximately $24.2 million for working capital and general corporate purposes.

(e) The following table provides information with respect to any purchase made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock during the quarter ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
March 26, 2004	199,074	(1)	$0.01395	N/A	N/A

(1)	On March 26, 2004, the Company repurchased from David Boone, the former Vice President of Finance and Administration, 199,074 shares of common stock as a result of Mr. Boone’s resignation from the Company. The Company had granted to Mr. Boone an option to purchase 430,000 shares of common stock, which option was subject to a time-based vesting schedule. This option could be exercised prior to vesting but was subject to repurchase by the Company upon termination of employment. The repurchase price of $.01395 per share was equal to Mr. Boone’s original exercise price.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 16, 2004, stockholders of the Company adopted and approved an Amended and Restated Certification of Incorporation without a meeting by less than unanimous written consent of the stockholders. The Amended and Restated Certificate of Incorporation included, among other things, a 2.15-for-1 forward split of the common stock of the Company.

ITEM 5.	OTHER INFORMATION

On February 26, 2004, the Company’s Board of Directors adopted Corporate Governance Guidelines that address, among other things, the director nomination process. These guidelines provide that the Nominating and Governance Committee will evaluate candidates for directors proposed by directors, stockholders or management in light of the committee’s views of the current needs of the Board for certain skills, experience or other characteristics, the candidate’s background, skills, experience, other characteristics and expected contributions and the qualification standards established from time to time by the Nominating and Governance Committee. In making the determinations regarding nominations of directors, the Nominating and Governance Committee may take into account the benefits of diverse viewpoints as well as the benefits of constructive working relationships among directors. These guidelines are available on the Company’s web site located at www.staktek.com. Information on the Company’s web site shall not be deemed incorporated herein for any purpose.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1.1*	Amended and Restated Certificate of Incorporation, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004 and incorporated herein by reference.

3.2.1*	Amended and Restated Bylaws filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-110806) dated January 6, 2004 and incorporated herein by reference.

4.1*	Specimen certificate for shares of common stock, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004 and incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference, as indicated.

(b) Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ JAMES W. CADY

James W. Cady President and Chief Executive Officer

Date: May 6, 2004

/s/ W. KIRK PATTERSON

W. Kirk Patterson Chief Financial Officer and Vice President

Date: May 6, 2004