Form 10-Q
period 2004-06-30
STAKTEK HOLDINGS INC
filed 2004-07-29
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(512) 454-9531

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b2).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2004, was 51,368,322.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2004

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets – June 30, 2004 (unaudited) and December 31, 2003	3
	Consolidated Condensed Statements of Operations (unaudited) –of Staktek Holdings, Inc. for the Three and Six Months Ended June 30, 2004 and of Staktek Corporation (the “Predecessor Company”) for the Three and Six Months Ended June 30, 2003	4
	Consolidated Condensed Statements of Cash Flows (unaudited) – of Staktek Holdings, Inc. for the Six Months Ended June 30, 2004 and of the Predecessor Company for the Six Months Ended June 30, 2003	5
	Notes to the Consolidated Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information.	34
Item 6.	Exhibits and Reports on Form 8-K	34

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF STAKTEK HOLDINGS, INC. AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS “WE EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “RISKS THAT MAY AFFECT FUTURE RESULTS” AND ELSEWHERE IN THIS REPORT. STAKTEK DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,501	$31,165
Accounts receivable	14,809	14,001
Inventory held for others	754	1,301
Inventories	879	495
Prepaid expenses	1,689	1,187
Other current assets	3,710	2,584

Total current assets	81,342	50,733
Property and equipment, net	10,009	10,095
Goodwill	29,726	29,726
Other intangibles, net	38,999	46,988
Other assets	291	—

Total assets	$160,367	$137,542

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,620	$6,493
Accrued liabilities	2,338	6,221
Current maturities of capitalized lease obligations	110	115
Notes payable and current maturities of long-term debt	—	12,500

Total current liabilities	6,068	25,329
Capitalized lease obligations, less current maturities	—	51
Other accrued liabilities	83	87
Deferred tax liabilities	13,114	16,263
Long-term debt, less current maturities	—	30,625
Subordinated loan from related party	—	34,500

Redeemable preferred stock; $0.001 par value; 1,000,000 shares authorized; 250 shares designated; 171.01449 shares issued and outstanding at December 31, 2003	—	30,372

Stockholders’ equity:
Common stock; $0.001 par value; 200,000,000 shares authorized; 51,368,322 shares and 40,377,396 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	48	37
Additional paid-in capital	158,425	25,325
Deferred stock-based compensation	(15,859)	(18,901)
Accumulated deficit	(1,512)	(6,146)

Total stockholders’ equity	141,102	315

Total liabilities, redeemable preferred stock and stockholders’ equity	$160,367	$137,542

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Staktek Holdings, Inc.	Predecessor Company	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenue:
Services	$10,422	$12,032	$23,036	$23,059
License	7,663	3,656	16,850	7,816

Total revenue	18,085	15,688	39,886	30,875
Cost of revenue:
Services	6,504	7,674	13,803	15,497
Amortization of acquisition intangibles	3,947	—	7,893	—
Amortization of deferred stock-based compensation and stock compensation expense	154	20	308	20

Total cost of revenue	10,605	7,694	22,004	15,517

Gross profit	7,480	7,994	17,882	15,358
Operating expenses:
Selling, general and administrative (1)	1,858	1,301	4,479	2,398
Research and development (1)	572	635	1,002	1,180
Business restructuring	—	154	—	528
Amortization of acquisition intangibles	464	—	928	—
Amortization of deferred stock-based compensation and stock compensation expense	1,067	21	2,272	21

Total operating expenses	3,961	2,111	8,681	4,127

Income from operations	3,519	5,883	9,201	11,231
Other income (expense):
Interest income	58	42	70	91
Interest expense	(4)	(5)	(1,205)	(9)
Other	(16)	—	(24)	—

Income before income taxes	3,557	5,920	8,042	11,313
Provision for income taxes	1,515	2,110	3,142	4,039

Net income	2,042	3,810	4,900	7,274
Preferred stock dividends	—	—	(266)	—

Income available to common stockholders	$2,042	$3,810	$4,634	$7,274

Earnings per share:
Basic	$0.04	$2.07	$0.10	$3.96

Diluted	$0.04	$1.94	$0.09	$3.70

Shares used in computing earnings per share:
Basic	48,407	1,837	45,919	1,836
Diluted	52,877	1,966	50,833	1,968
(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:
Selling, general and administrative	$1,051	$21	$2,240	$21
Research and development	16	—	32	—

	$1,067	$21	$2,272	$21

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Staktek Holdings, Inc.	Predecessor Company
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income	$4,900	$7,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,089	1,822
Amortization of deferred stock-based compensation and stock compensation expense	2,580	41
Net change in operating assets and liabilities	(13,064)	(3,549)

Net cash provided by operating activities	5,505	5,588

Cash flows from investing activities:
Additions to property and equipment	(2,189)	(4,623)
Purchase of intangible assets	(600)	—
Patent application costs	(64)	(41)

Net cash used in investing activities	(2,853)	(4,664)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	134,004	128
Repayment of notes payable and long-term debt	(43,125)	—
Repayment of subordinated loan from related party	(34,500)	—
Redemption of redeemable preferred stock	(30,638)	—
Payments on capitalized lease obligations	(57)	(60)

Net cash provided by financing activities	25,684	68

Net increase in cash and cash equivalents	28,336	992
Cash and cash equivalents at beginning of period	31,165	31,449

Cash and cash equivalents at end of period	$59,501	$32,441

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Two investment funds affiliated with Austin Ventures (“Austin Ventures”) formed Staktek Holdings, Inc. (“we,” “us,” “our,” or the “Company”) in May 2003 for the purpose of acquiring Staktek Corporation. Staktek Corporation (the “Predecessor Company”) was incorporated in Texas in June 1990. In August 2003, Austin Ventures acquired Staktek Corporation through a merger of a wholly owned subsidiary of our Company with and into Staktek Corporation (the “Staktek acquisition”). As a result of this merger, Staktek Corporation became our wholly owned subsidiary. We did not have any operations prior to August 21, 2003, other than in connection with the Staktek acquisition.

The accompanying consolidated condensed statements of operations and cash flows for the periods ended June 30, 2003 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated condensed balance sheets as of June 30, 2004 and December 31, 2003 and the accompanying consolidated condensed statements of operations and cash flows for the periods ended June 30, 2004 represent the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements of the Company and the Predecessor Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 had no impact on our financial position, results of operations or cash flows.

4.	Inventories

Inventories consist of the following at the respective dates (in thousands):

	June 30, 2004	December 31, 2003
Purchased components	$848	$307
Labor and overhead	31	188

	$879	$495

5.	Other Intangibles, Net

In June 2004, we acquired from DPAC Technologies Corp. (“DPAC”) its stacking patents and patent applications as well as certain customer information and in exchange for which we paid DPAC $600,000. In addition, next quarter we will make other payments, including payments for related transaction costs, which we estimate will total approximately $167,000. As a result, we recorded $562,000 in purchased patents, included in “Acquired technology and patents” below, which will be amortized over 12 years beginning next quarter. Additionally, we recorded $205,000 for the customer list intangible, included in “Other intangible assets” below. We will amortize this intangible over two years beginning next quarter.

The following information details the gross carrying amount and accumulated amortization of our acquired intangibles and patents (in thousands):

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$19,756	$(5,725)	$19,130	$(2,381)
Customer contract	26,100	(6,752)	26,100	(2,203)
Other intangible assets	7,605	(1,985)	7,400	(1,058)

	$53,461	$(14,462)	$52,630	$(5,642)

Amortization expense for all intangibles in the second quarter of 2004 and 2003 was $4.4 million and $20,000, respectively. Amortization expense for all intangibles in the first six months of 2004 and 2003 was $8.8 million and $42,000, respectively. The following table details the estimated aggregate annual amortization expense (in thousands) for 2004 and for each of the five succeeding fiscal years for all of the intangibles we owned, which are subject to amortization:

2004	$17,716
2005	14,101
2006	7,539
2007	4,669
2008	1,460
2009	142

$45,627

6.	Debt

During January 2004, we paid a quarterly principal installment of approximately $1.9 million on our senior term loans. In February 2004, we used a portion of the net proceeds from our initial public offering to repay all of our remaining outstanding debt plus accrued interest and fees as follows (dollars in thousands):

Senior term loans	$26,250
Senior revolving credit notes	10,000
Short-term loan	5,000
Subordinated loan	34,500
Accrued interest and fees	3,032

$78,782

7.	Commitments and Contingencies

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2004, we were not involved in any material legal proceedings.

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

Of the 51,368,322 shares and 40,377,396 shares of common stock issued and outstanding as of June 30, 2004 and December 31, 2003, respectively, 2,961,517 shares and 3,391,517 shares were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule. The proceeds received from the exercise of these unvested options are recorded as a liability, allocated between long term and short term.

10.	Stock-Based Compensation

The following table illustrates the effect on income available to common stockholders and earnings per share if the Company and the Predecessor Company had applied the fair value recognition provision of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Staktek Holdings, Inc.	Predecessor Company	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Income available to common stockholders, as reported	$2,042	$3,810	$4,634	$7,274
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	963	41	2,065	41

Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(1,197)	(276)	(2,313)	(562)

Pro forma income available to common stockholders	$1,808	$3,575	$4,386	$6,753

Earnings per share:
Basic - as reported	$0.04	$2.07	$0.10	$3.96

Basic - pro forma	$0.04	$1.95	$0.10	$3.68

Diluted - as reported	$0.04	$1.94	$0.09	$3.70

Diluted - pro forma	$0.03	$1.82	$0.09	$3.43

11.	Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 41%. For the six months ended June 30, 2004, the Company’s effective tax rate was approximately 39% due to the recognition in the first quarter of 2004 of certain deferred tax assets not previously recognized.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

	Staktek Holdings, Inc.	Predecessor Company	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Numerator:
Income available to common stockholders	$2,042	$3,810	$4,634	$7,274

Denominator:
Weighted average common shares outstanding	51,369	1,837	49,051	1,836
Less: Common shares subject to repurchase	2,962	—	3,132	—

Total weighted average common shares used in computing basic earnings per share	48,407	1,837	45,919	1,836
Effect of dilutive securities:
Common shares subject to repurchase	2,962	—	3,132	—
Stock options	1,508	129	1,782	132

Total weighted average common shares used in computing diluted earnings per share	52,877	1,966	50,833	1,968

Earnings per share:
Basic	$0.04	$2.07	$0.10	$3.96

Diluted	$0.04	$1.94	$0.09	$3.70

13.	Subsequent Event

On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program. Under this program, we could spend up to $15 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. The exact timing and amount of repurchases will depend on market conditions. Austin Ventures has notified us that they will not sell into the buy-back program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in the Company’s final prospectus dated February 5, 2004 for its initial public offering filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding third quarter revenue; selling, general and administrative expenses and research and development expenses in the next few quarters; the impact of current transitions in our industry and their impact on our business, particularly in the third quarter; expectations regarding the transition from 256 megabit memory to 512 megabit memory, as well as expectations regarding the growth of our overall units and increase in our average selling prices during this transition; the sufficiency of our cash for operations for the next year; and the extension or renegotiation of our license agreement with Samsung. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Risks That May Affect Future Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Risks That May Affect Future Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our final prospectus dated February 5, 2004, as well as other quarterly reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

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

Through our flexible OEM-centric business model, our customers can license our proprietary stacking technologies. To date, we have entered into license agreements with Samsung Electronics Co., Ltd. and Infineon Technologies A.G. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked DRAM chips incorporating our stacking technologies. In 2002, 2003 and the first six months of 2004, 14%, 26% and 41% of our total revenue in such respective periods were derived from royalties recognized under our agreement with Samsung. Our license to Infineon is more limited in scope than our license to Samsung. We had a small amount of revenue from this license agreement in the second quarter of 2004, and we do not anticipate that we will derive material revenue from this license in the near term.

We price our stacked memory solutions based on a number of factors, and in particular, on the estimated quarterly volumes reflected in our customers’ forecasts. While relative demand for stacked memory products may fluctuate with variations in the average selling price of DRAM chips, the average selling prices for our manufacturing services and technologies are not directly impacted by changes in the price of memory. Through our investments in greater automation within our manufacturing operations and the implementation of other efficiencies in our internal processes, over time we have achieved significant reductions in our internal manufacturing costs on a per-unit basis. By passing these cost savings through to our customers in the form of lower average selling prices for our services, over the last several years we have experienced a substantial increase in the demand for our services as the affordability of stacked memory solutions provides greater opportunities for OEMs to cost-effectively increase the memory capacity of their products. By increasing our production volumes within a lower cost structure, combined with increased license revenue, which generally entails lower cost of revenue, our gross margins have improved from 27% and 29% in 1999 and 2000, respectively, to 49%, 51%, 49% and 45% in 2001, 2002, 2003 and the first six months of 2004, respectively.

Two investment funds affiliated with Austin Ventures (“Austin Ventures”) formed us in May 2003 for the purpose of acquiring Staktek Corporation. Our predecessor company, Staktek Corporation, was incorporated in Texas in June 1990. In August 2003, Austin Ventures acquired Staktek Corporation through a merger of a wholly owned subsidiary of our Company with and into Staktek Corporation (the “Staktek acquisition”). As a result of this merger, Staktek Corporation became our wholly owned subsidiary. We did not have any operations prior to August 21, 2003, other than in connection with the Staktek acquisition.

On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Our sale of shares of common stock, including the underwriters’ exercise of their over-allotment option, resulted in aggregate net proceeds of approximately $133.6 million. See Note 2 of Notes to the Consolidated Condensed Financial Statements for additional information.

In June 2004, we acquired from DPAC Technologies Corp. (“DPAC”) its stacking patents and patent applications as well as certain customer information, as DPAC exited the stacking business to focus on other areas. We paid DPAC $600,000 and expect to pay additional amounts totaling approximately $167,000, including payments for related transaction costs, in the third quarter. We are working with former DPAC customers to transition them to our Value Stakpak or Performance Stakpak products.

The following text describes certain line items of our statements of operations.

Revenue. Revenue consists of services revenue recognized from our manufacture of Stakpaks and of license revenue recognized under our license agreements with Samsung and Infineon. In most instances, our customers provide high-density memory packages to us for stacking on a consignment basis. In some instances, we purchase high-density memory packages from the vendor specified by the customer, but only in quantities at or below the amounts that either the customer is obligated to purchase or we are able to return to the vendor. We exclude from services revenue the costs of memory packages purchased by us and then sold to our customers since we do not bear meaningful inventory risk.

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

Selling, General and Administrative. Selling, general and administrative expenses consist of salaries and wages for executive, sales and marketing and administrative personnel, travel expenses and other marketing costs. Additional expenses include administrative and information technology costs, legal costs, amortization of customer relationships and non-compete agreements, amortization of patents and other supporting costs. These expenses also include allocations or direct charges for insurance, consultants and other professional fees, utilities and office supplies. Beginning in the third quarter of 2004, these expenses will also include amortization of the customer list intangible purchased from DPAC.

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

Provision for Income Taxes. We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 41%. For the six months ended June 30, 2004, the Company’s effective tax rate was approximately 39% due to the recognition in the first quarter of 2004 of certain deferred tax assets not previously recognized.

Results of Operations

The following table presents our operating results for the three and six months ended June 30, 2004 and June 30, 2003 as a percentage of revenue:

	Staktek Holdings, Inc.	Predecessor Company	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenue:
Services	57.6%	76.7%	57.8%	74.7%
License	42.4%	23.3%	42.2%	25.3%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Services	36.0%	48.9%	34.6%	50.2%
Amortization of acquisition intangibles	21.8%	0.0%	19.8%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	0.8%	0.1%	0.8%	0.0%

Total cost of revenue	58.6%	49.0%	55.2%	50.2%

Gross profit	41.4%	51.0%	44.8%	49.8%
Operating expenses:
Selling, general and administrative	10.3%	8.3%	11.2%	7.8%
Research and development	3.1%	4.1%	2.5%	3.8%
Business restructuring	0.0%	1.0%	0.0%	1.7%
Amortization of acquisition intangibles	2.6%	0.0%	2.3%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	5.9%	0.1%	5.7%	0.1%

Total operating expenses	21.9%	13.5%	21.7%	13.4%

Income from operations	19.5%	37.5%	23.1%	36.4%
Other income (expense), net	0.2%	0.2%	(2.9%)	0.3%

Income before income taxes	19.7%	37.7%	20.2%	36.7%
Provision for income taxes	8.4%	13.4%	7.9%	13.1%

Net income	11.3%	24.3%	12.3%	23.6%

Revenue. Revenue for the three months ended June 30, 2004 was $18.1 million, compared to revenue of $15.7 million for the three months ended June 30, 2003, resulting in an increase of $2.4 million, or 15%. Services revenue in the second quarter of 2004 was $10.4 million, compared to $12.0 million in the second quarter of 2003, resulting in a decrease of $1.6 million, or 13%. In addition, in the second quarter of 2004, license revenue was $7.7 million, compared to $3.7 million in the second quarter of 2003, resulting in an increase of $4.0 million, or 110%. Revenue in the second quarter of 2004 increased primarily due to higher royalty revenue from Samsung and higher customer demand for our Value Stakpak product. Theses increases were partially offset by lower demand for our Performance Stakpak product due mainly to a transition from 256-megabit DRAM densities to 512-megabit DRAM densities and to DRAM supply constraints. In the second quarter of 2004, approximately 29% of our services unit volume was for stacking 512-megabit memory TSOPs in comparison with 14% in the first quarter of 2004.

Revenue for the six months ended June 30, 2004 was $39.9 million, compared to $30.9 million in the first half of 2003, resulting in an increase of $9.0 million, or 29%. Services revenue for the first six months of 2004 was $23.0 million, compared to $23.1 million in the first quarter of 2003, resulting in a slight decrease. In the first half of 2004, license revenue was $16.9 million, compared to $7.8 million in the first half of 2003, resulting in an increase of $9.1 million, or 116%. Revenue in the first six months of 2004 increased due to higher royalty revenue from Samsung and higher customer demand for our Value Stakpak product.

We anticipated a decrease in the rate of overall unit growth in the demand for stacked memory solutions during the transition period from current-generation stacked products, which are based on 256-megabit memory TSOPs, to next-generation stacked products, which are based on 512-megabit memory TSOPs. We actually experienced a decrease in total units from the first quarter to the second quarter of 2004 of approximately 9%. As the next-generation TSOPs deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we are experiencing an increase in the number of units based on 512-megabit memory TSOPs shipped in 2004, as compared to units shipped in 2003. We anticipate that the transition cycle will run its course in the next three to four quarters, but may repeat with future generations of DRAM chips, such as when one gigabit chips displace 512 megabit chips as the lowest cost-per-bit memory chip. During this transition period, we expect our overall units to continue to grow but at a slower rate than we have experienced in the past. However, during this transition period, we anticipate an increase in overall average selling prices as a result of the expected increase in the number of higher-priced stacked 512-megabit and 1-gigabit memory solutions that we provide. An increase in overall average selling prices should help our gross margins to remain stable over 2004.

Our license agreement with Samsung expires in July 2005, and to date, we have not had substantive discussions with Samsung about extending this agreement. We anticipate that we will extend or renegotiate the terms of this agreement. Samsung has made significant investments in tooling, manufacturing, testing facilities and expertise as well as in product acceptance activities. We also believe that Samsung realizes substantial financial benefits from the sale of stacked memory solutions incorporating our proprietary technologies, and that Samsung’s continued ability to provide these solutions is important to its relationships with its customers and OEMs. We believe that if Samsung does not extend or renegotiate this agreement, Samsung would not be able to continue to produce its current stacked memory products without infringing our patent rights. If we enter into a relationship with Samsung whereby we provide manufacturing services to them, we expect that our gross profit per unit would improve while our gross margins would decline as the proportion of our license revenue to overall revenue declines. If we are unable to extend this agreement on terms favorable to us or at all, or if Samsung terminates this agreement, our license revenue from this agreement could be reduced or eliminated. If Samsung’s customers do not use our manufacturing services or buy the stacked high-density memory solutions from one of our other supply-chain partners, our revenue, operating results and cash flows could be reduced.

The following table summarizes sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Staktek Holdings, Inc.	Predecessor Company	Staktek Holdings, Inc.	Predecessor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Samsung	41%	23%	41%	25%
Celestica	19%	18%	13%	18%
Micron	11%	25%	16%	29%
Smart	*	14%	11%	11%
Kingston	*	11%	*	*

*	Amount does not exceed 10% for the indicated period.

In the third quarter of 2004, we expect total revenue and services revenue as a percentage of total revenue to be down slightly from the second quarter of 2004.

Gross Profit. Gross profit for the three months ended June 30, 2004 was $7.5 million, or 41.4 % of revenue. This amount is a decrease of $500,000, compared to gross profit of $8.0 million, or 51.0% of revenue, in the three months ended June 30, 2003. The slight decrease in gross profit dollars for the most recent quarter was primarily due to the $3.9 million of amortization of acquisition intangibles recorded in the second quarter of 2004, with no comparable expense in the second quarter of 2003, partially offset by reduced direct labor and benefits as a result of the move of our high-volume manufacturing facility to Reynosa, Mexico in 2003. These decreases were partially offset by the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 42.4% of total revenue in the second quarter of 2004 from 23.3% of total revenue in the second quarter of 2003.

Gross profit as a percentage of revenue, also referred to as gross margin, of our manufacturing services increased by approximately 1.4 percentage points during the second quarter of 2004 from the same period of the prior year, due to the reduction in manufacturing costs resulting from the move of our high-volume manufacturing facility to Mexico. However, overall gross margin was reduced by 22.7 percentage points during the second quarter of 2004, due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue, as compared with a 0.1 percentage point impact of these items on overall gross margin during the same period of the prior year.

Gross profit for the six months ended June 30, 2004 was $17.9 million, or 44.8 % of revenue. This amount is an increase of $2.5 million, as compared with gross profit of $15.4 million, or 49.8% of revenue, for the six months ended June 30, 2003. The increase in gross profit dollars for the most recent six months was primarily due to the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 42.2% of total revenue in the first half of 2004 from 25.3% of total revenue in the first half of 2003. In addition, gross profit dollars from our manufacturing services increased by $1.7 million despite flat services revenue. These increases were partially offset by the $7.9 million of amortization of acquisition intangibles recorded in the first six months of 2004, with no comparable expense in the first six months of 2003. Gross margin for our manufacturing services increased by approximately 7.3 percentage points during the first half of 2004 over the comparable period of the prior year as we realized economies of scale in our automated manufacturing operations. However, gross margin was reduced by 20.6 percentage points during the first six months of 2004, due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue as compared with a 0.1 percentage point impact of these items on overall gross margin during the same period of the prior year.

Selling, General and Administrative. Selling, general and administrative expense for the three months ended June 30, 2004 was $1.9 million, or 10.3% of revenue. This amount reflected an increase of $600,000, or 43%, as compared to selling, general and administrative expense of $1.3 million, or 8.3% of revenue, in the three months ended June 30, 2003. The increase in the dollar amount of selling, general and administrative expense during the recent second quarter was principally attributable to higher directors’ and officers’ insurance costs of $400,000 as a result of becoming a public company. We expect selling, general and administrative expense to range between 12 to 15% of revenue over the next several quarters.

Selling, general and administrative expense for the six months ended June 30, 2004 was $4.5 million, or 11.2% of revenue. This amount reflected an increase of $2.1 million, or 87%, as compared to selling, general and administrative expense of $2.4 million, or 7.8% of revenue, in the six months ended June 30, 2003. The increase in the dollar amount of selling, general and administrative expense during the first half of 2004 from the comparable period of the prior year was primarily due to increased staffing and associated costs of $800,000, higher directors’ and officers’ insurance costs of $600,000 as a result of becoming a public company and higher legal fees of $400,000, mainly as a result of prior litigation with Infineon and SimpleTech.

Research and Development. Research and development expense for the three months ended June 30, 2004 was $500,000, or 3.1% of revenue, which reflected a decrease of $100,000, or 10%, as compared with research and development expense of $600,000, or 4.1% of revenue for the three months ended June 30, 2003. Research and development expense for the first six months of 2004 was $1.0 million, or 2.5% of revenue, which reflected a decrease of $200,000, or 15%, as compared with research and development expense of $1.2 million, or 3.8% of revenue for the comparable period of 2003. The decrease in the dollar amount of research and development expense for both the three- and six-month periods in 2004, in comparison with the same periods in 2003, was principally due to lower process development expenses. We intend to devote additional resources to research and development in future periods to address market opportunities for stacking advanced technologies, such as DDR-II, DRAM chips in fBGA packages, non-DRAM homogeneous circuits, and heterogeneous circuits (our System Stakpak®). As a result, we expect research and development expenses to range between 3 to 5% of revenue in the next several quarters. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us for OEM qualification and manufacturing of products based on these new technologies.

Business Restructuring. During the second quarter and the first half of 2003, we recorded severance costs of $100,000 and $500,000, respectively, associated with the move of our high-volume manufacturing facility to Reynosa, Mexico.

Amortization of Acquisition Intangibles. During the three and six months ended June 30, 2004, we amortized $4.4 million and $8.8 million, respectively, of intangible assets resulting from the Staktek acquisition during the third quarter of 2003.

Amortization of Deferred Stock-Based Compensation and Stock Compensation Expense. We recorded amortization expense associated with deferred stock-based compensation of $1.2 million and $2.6 million for the three and six months ended June 30, 2004, respectively, as compared to $41,000 for both the three and six months ended June 30, 2003.

Interest and Other Income (Expense). Interest and other income (expense), net for the three months ended June 30, 2004, was income of $38,000, as compared to income of $37,000 for the same period of the prior year. Interest and other income (expense), net for the first six months of 2004 was expense of $1.2 million, as compared to income of $82,000 for the first six months of 2003. The change in other income (expense), net during the six-month period was almost entirely due to interest expenses of $1.2 million incurred during the first quarter of 2004 associated with the senior and subordinated debt incurred to finance the Staktek acquisition in 2003.

Provision for Income Taxes. We incurred income taxes of $1.5 million and $2.1 million in the second quarter of 2004 and 2003, respectively. We incurred income taxes of $3.1 million and $4.0 million in the first half of 2004 and 2003, respectively. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 41%. For the six months ended June 30, 2004, the Company’s effective tax rate was approximately 39% due to the recognition in the first quarter of 2004 of certain deferred tax assets not previously recognized. Provision for income taxes as a percentage of income before income taxes in the first six months of 2003 was 36%.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of $75.3 million, including $59.5 million of cash and cash equivalents, compared to working capital of $25.4 million, including $31.2 million of cash and cash equivalents as of December 31, 2003. The $49.9 million increase in working capital during the first six months of 2004 was primarily due to the $28.3 million increase in cash and cash equivalents and the $12.5 million reduction in notes payable and current maturities of long-term debt due to the repayment of debt incurred to finance the Staktek acquisition. We received an aggregate of approximately $145.5 million gross proceeds from our initial public offering, including the underwriters’ exercise of their over-allotment option.

Net cash provided by operating activities was $5.5 million for the first half of 2004, and resulted primarily from net income adjusted by non-cash expenses, partially offset by total tax payments exceeding our book tax provision, a reduction in accrued liabilities due to payment of accrued interest on the debt from the Staktek acquisition and a decrease in trade accounts payable. Net cash provided by operating activities during the first half of 2003 was $5.6 million and resulted mainly from net income adjusted by non-cash expenses, partially offset by a decrease in trade accounts payable.

Net cash used in investing activities was $2.9 million for the first six months of 2004, compared to $4.7 million during the comparable period of 2003. Investing activities during both periods were comprised primarily of additions to property and equipment. Additionally, in the first six months of 2004 we paid $600,000 to DPAC in connection with the purchase of its patents, patent applications and certain customer information (see Note 5 of Notes to the Consolidated Condensed Financial Statements).

Net cash provided by financing activities during the first six months of 2004 was $25.7 million, primarily due to the $134.0 million in proceeds received from our initial public offering, including the underwriters’ exercise of their over-allotment option, net of associated expenses paid during the six-month period. These net proceeds were partially offset by debt payments totaling $77.6 million and the $30.6 million redemption of the redeemable preferred stock. As of March 31, 2004, all debt issued in connection with the Staktek acquisition had been repaid and all redeemable preferred stock previously issued to Austin Ventures had been redeemed. Further, the senior revolving credit notes were terminated in February 2004, so there is no amount available for issuance under these notes.

We believe that our current assets, including cash and cash equivalents, expected cash flow from operations and proceeds received from our public offering, will be sufficient to fund our operations, our anticipated additions to property and equipment and any share repurchases under the newly approved stock repurchase program (see Note 13 of Notes to the Consolidated Condensed Financial Statements) for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise such funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Revenue from our license agreements with Samsung and Infineon are recognized in the period in which they report royalties to us. Neither licensee typically provides us with forward estimates or current-quarter information concerning its shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which the licensees actually ship products using our stacking technologies, we do not recognize royalty revenue until the royalties are reported to us.

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

Deferred Stock-Based Compensation. We account for our employee stock-based compensation using the intrinsic value method. The intrinsic value method specifies that compensation exists if the fair value of the common stock exceeds the exercise price of the stock option at the date of grant. Prior to the successful completion of our initial public offering during the first quarter of 2004, the determination of fair value of our common stock was based upon assumptions and other considerations. Since a ready market did not exist for our common stock prior to the completion of our initial public offering, we used to estimate fair value for our common stock using traditional valuation methodologies, such as multiples of earnings or cash flows. The estimated fair value of our common stock could differ significantly from the fair value had our common stock been traded on the public market on the dates of grant.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 had no impact on our financial position, results of operations or cash flows.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed in this prospectus and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies by original equipment manufacturers including, but not limited to, the transition from DDR-I to DDR-II technology and from leaded to non-leaded packages;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the transition from current-generation stacked products, which are based on 256 megabit memory TSOPs, to next-generation stacked products, which are based on 512 megabit memory TSOPs, resulting in lower unit volumes of stacked memory products;

•	the impact of a current reduction in the prices of 512 megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256 megabit TSOPs;

•	the impact of the adoption of small-package planar solutions instead of our stacking solutions;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our stacked solutions;

•	changes in the level of our operating expenses;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability to procure DRAM and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 97% of our total revenue in 2001, 93% of our total revenue in 2002, 88% of our total revenue in 2003 and 87% of our total revenue during the first half of 2004. In particular, Samsung accounted for most of our license revenue and 41% of our total revenue in the first six months of 2004, and Micron Technology, Celestica Corporation and SMART Modular Technologies accounted for 16%, 13% and 11%, respectively, of our total revenue in the first six months of 2004. Celestica and SMART Modular are supply-chain partners of IBM and Hewlett-Packard, respectively, so units incorporating our stacking solutions are ultimately sold through to these original equipment manufacturers. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our stacked high-density memory utilizing our stacking technologies. In the future, these customers may decide not to specify products that incorporate our stacking technologies for use in their systems, purchase fewer stacked memory products than they did in the past or alter their purchasing patterns.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea and represented most of our license revenue and 41% of our total revenue in the first six months of 2004. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and Samsung, which could materially and adversely affect our operating results.

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

Through the first quarter of 2004, we derived all of our license revenue from our license agreement with Samsung Electronics. We expect to continue to receive the substantial majority of our license revenue from this license agreement for the foreseeable future. This agreement requires Samsung to pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. This license expires in July 2005, and, to date, we have not had substantive discussions with Samsung about extending this agreement. If we are unable to extend this agreement on terms favorable to us or at all, or if Samsung terminates this agreement, our business, financial condition and results of operations could be materially harmed.

Our license agreement with Samsung requires Samsung to report to us on a quarterly basis the sale of products that incorporate our technologies. Our license agreement with Samsung does not allow us to examine Samsung’s records to verify that the amounts being paid to us as license fees are correct. As a result, we rely primarily on the accuracy of the reports from Samsung without independent verification and secondarily on information obtained from customers, suppliers and market analysts and our own production data. Our inability to review Samsung’s books and records may result in our receiving less license revenue than we are entitled to receive under the terms of our license agreement. If we determine that Samsung is not accurately reporting to us the number of units it sold, we may be required to commence litigation against Samsung which, even if meritorious, could be costly and time consuming, could harm our relationship and could adversely affect our business.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive nearly all of our revenue from sales or licenses of our Stakpak solutions, and we expect these solutions to continue to account for substantially all of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, operating results, financial condition and cash flows could be adversely affected by:

•	any decline in demand for our Stakpak solutions;

•	failure of our services and technologies to achieve continued market acceptance;

•	the introduction of services and technologies that can serve as a substitute for, replacement of or represent an improvement over, our services and technologies such as small packages that do not require stacking;

•	technological innovations that we are unable to address with our services and technologies; and

•	any inability by us to release new products or enhanced versions of our existing services and technologies on a timely basis or the failure of our products to achieve market acceptance.

We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and midrange server market, which constituted 100% of our total services revenue in 2001, 100% of our total services revenue in 2002, 98% of our total services revenue in 2003 and 89% of our total services revenue in the first half of 2004. If the market for these servers deteriorates or the use of our stacked services and technologies in this market declines, our operating results would be materially and adversely affected.

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

Our long-term growth depends on our ability to enter into new licenses for our existing stacked memory technologies and to establish licensing arrangements for our new technologies, such as our recently introduced High Performance Stakpak and our System Stakpak solution, which is currently under development. Because we expect a significant portion of our future revenue to be derived from license royalties, our future success depends on:

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

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. Some of these companies are better positioned to influence industry acceptance of a particular industry standard or competing technology than we are. These companies may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products or technologies at a lower price. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have established relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. These companies may elect not to support our technologies, which could complicate our sales efforts. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our revenue, lower our gross profits or decrease our market share.

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

We have many competitors who have developed competing technologies. For example, small chip-size packages have been developed that allow for a planar solution. In addition, memory packages have been developed that place two DRAM chips into a single package that allows both DRAM chips to fit in the same area as a single Stakpak. Our DRAM suppliers, such as Elpida Memory, Infineon Technologies, Micron Technology and Samsung Electronics, have developed many of these competing technologies. Other competitors utilize competing technologies that stack standard DRAM chips. These traditional stacking competitors include SimpleTech and also included DPAC before we acquired its stacking patents and patent applications in June 2004. We also could face competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products, and could provide the market with cost-effective memory solutions that outperform our Stakpak solutions.

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

Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM chips to which we apply our manufacturing services. Historically, our customers have shipped on consignment their DRAM chips to be stacked, which we stack and then return to them. We have no DRAM supply contracts other than a supply contract with Elpida Memory for DRAM chips specifically related to the manufacture of our products for IBM and two supply agreements with Celestica for memory chips used in manufacturing services for that customer. In acquiring DRAM chips, supply options are very limited because of the small number of memory manufacturers. Our dependence on our customers’ provision of DRAM chips to us on a just-in-time consignment basis, rather than through guaranteed supply contracts, subjects our business to risks associated with unforeseen disruptions in the industry availability of DRAM chips. Currently there is a shortage of DRAM chips available in the market. This shortage may negatively impact our ability to fulfill customer orders, resulting in a delay or decrease of shipments in the third quarter of 2004.

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

We recently shifted our high-volume manufacturing capacity from our Austin, Texas facility to a new manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the six months ended June 30, 2004, we manufactured over 80% of our units in Mexico. This shift in our operations, combined with the growth in our business overall in recent periods, has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Our manufacturing facility in Reynosa, Mexico could expose us to new and significant risks.

Our high-volume manufacturing facility in Reynosa, Mexico provided over 80% of our unit production in the six months ended June 30, 2004. This facility is exposed to certain risks as a result of its location, including:

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

In the six months ended June 30, 2004, we manufactured over 80% of our stacked memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of June 30, 2004, 68% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 96% in 2001, 73% in 2002, 49% in 2003 and 61% in the first half of 2004. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship stacked memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 30, 2004, all of our investments were in deposit accounts or invested in money market funds that invest in a variety of short-term instruments rated AAA or better.

Our exposure to market risk is also related to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, which were primarily certain borrowings under our bank credit facility. Advances under our senior debt facilities bore a variable interest rate based on either Eurocurrency or prime-based rates according to a ratio that was based on our earnings before income taxes, depreciation and amortization. The risk of fluctuating interest expense was limited to this debt instrument. As of March 31, 2004, all such debt had been repaid; accordingly, our market risk has been reduced.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2004, we were not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

On April 28, 2004, the Company filed a report on Form 8-K relating to its financial information for the quarter ended March 31, 2004 and forward-looking statements relating to the second quarter of 2004, as presented in a press release issued on April 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ JAMES W. CADY
James W. Cady
President and Chief Executive Officer
Date: July 29, 2004

/s/ W. KIRK PATTERSON
W. Kirk Patterson
Chief Financial Officer and Vice President
Date: July 29, 2004

Exhibit Index.

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