Form 10-Q
period 2004-09-30
STAKTEK HOLDINGS INC
filed 2004-10-28
CIK 866830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number 000-50553

STAKTEK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2354935
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2004, was 50,932,481.

STAKTEK HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Certificate of Chief Executive Oficer - Section 302
Certificate of Chief Financial Officer - Section 302
Certificate of Chief Executive Oficer - Section 906
Certificate of Chief Financial Officer - Section 906

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets — September 30, 2004 (unaudited) and December 31, 2003.	3

	Consolidated Condensed Statements of Operations — of Staktek Holdings, Inc. for the Three and Nine Months Ended September 30, 2004 (unaudited) and the Period from Inception to September 30, 2003 and of Staktek Corporation (the “Predecessor Company”) for the Periods from July 1, 2003 to August 20, 2003 (unaudited) and January 1, 2003 to August 20, 2003.	4

	Consolidated Condensed Statements of Cash Flows — of Staktek Holdings, Inc. for the Nine Months Ended September 30, 2004 (unaudited) and the Period from Inception to September 30, 2003 and of the Predecessor Company for the Period from January 1, 2003 to August 20, 2003.	6

	Notes to the Consolidated Condensed Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	36

Item 4.	Controls and Procedures.	37

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	38

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	38

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Submission of Matters to a Vote of Security Holders.	38

Item 5.	Other Information.	38

Item 6.	Exhibits and Reports on Form 8-K.	38

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

STAKTEK HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,702	$31,165
Accounts receivable	9,943	14,001
Inventory held for others	4	1,301
Inventories	801	495
Other current assets	4,820	3,771

Total current assets	85,270	50,733
Property and equipment, net	9,209	10,095
Goodwill	29,726	29,726
Other intangibles, net	34,654	46,988
Other assets	281	—

Total assets	$159,140	$137,542

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,306	$6,493
Accrued liabilities	2,062	6,221
Deferred revenue	1,045	—
Current maturities of capitalized lease obligations	90	115
Notes payable and current maturities of long-term debt	—	12,500

Total current liabilities	6,503	25,329
Capitalized lease obligations, less current maturities	—	51
Other accrued liabilities	193	87
Deferred tax liabilities	11,540	16,263
Long-term debt, less current maturities	—	30,625
Subordinated loan from related party	—	34,500
Redeemable preferred stock; $0.001 par value; 1,000,000 shares authorized; 250 shares designated; 171.01449 shares issued and outstanding at December 31, 2003	—	30,372
Stockholders’ equity:
Common stock; $0.001 par value; 200,000,000 shares authorized; 51,579,455 shares and 40,377,396 shares issued at September 30, 2004 and December 31, 2003, respectively	50	37
Additional paid-in capital	158,211	25,325
Treasury stock, at cost; 646,974 shares at September 30, 2004	(2,427)	—
Deferred stock-based compensation	(14,638)	(18,901)
Accumulated deficit	(292)	(6,146)

Total stockholders’ equity	140,904	315

Total liabilities, redeemable preferred stock and stockholders’ equity	$159,140	$137,542

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Predecessor
	Staktek Holdings, Inc.		Company
	Three Months	Period from	Period from
	Ended	Inception to	July 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
	(unaudited)		(unaudited)
Revenue:
Services	$8,249	$5,695	$8,450
License	7,820	—	4,808

Total revenue	16,069	5,695	13,258
Cost of revenue:
Services	5,800	2,803	4,316
Amortization of acquisition intangibles	3,946	1,413	—
Amortization of deferred stock-based compensation and stock compensation expense	154	—	—

Total cost of revenue	9,900	4,216	4,316

Gross profit	6,169	1,479	8,942
Operating expenses:
Selling, general and administrative (1)	2,167	901	687
Research and development (1)	634	240	380
Business restructuring and acquisition	—	1,356	2,848
In-process research and development	—	700	—
Amortization of acquisition intangibles	463	326	—
Amortization of deferred stock-based compensation and stock compensation expense	1,066	—	1

Total operating expenses	4,330	3,523	3,916

Income (loss) from operations	1,839	(2,044)	5,026
Other income (expense):
Interest income	111	16	11
Interest expense	(2)	(963)	(3)
Other	8	(43)	(10)

Income (loss) before income taxes	1,956	(3,034)	5,024
Provision (benefit) for income taxes	736	(814)	2,822

Net income (loss)	1,220	(2,220)	2,202
Preferred stock dividends	—	(269)	—

Income (loss) available to common stockholders	$1,220	$(2,489)	$2,202

Earnings (loss) per share:
Basic	$0.03	$(0.15)	$1.20

Diluted	$0.02	$(0.15)	$1.13

Shares used in computing earnings per share:
Basic	48,214	17,000	1,837
Diluted	51,685	17,000	1,946
(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:
Selling, general and administrative	$1,051	$—	$1
Research and development	15	—	—

	$1,066	$—	$1

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

			Predecessor
	Staktek Holdings, Inc.		Company
	Nine Months	Period from	Period from
	Ended	Inception to	January 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
	(unaudited)
Revenue:
Services	$31,285	$5,695	$31,509
License	24,670	—	12,624

Total revenue	55,955	5,695	44,133
Cost of revenue:
Services	19,603	2,803	19,813
Amortization of acquisition intangibles	11,839	1,413	—
Amortization of deferred stock-based compensation and stock compensation expense	462	—	20

Total cost of revenue	31,904	4,216	19,833

Gross profit	24,051	1,479	24,300
Operating expenses:
Selling, general and administrative (1)	6,646	901	3,085
Research and development (1)	1,636	240	1,560
Business restructuring and acquisition	—	1,356	3,376
In-process research and development	—	700	—
Amortization of acquisition intangibles	1,391	326	—
Amortization of deferred stock-based compensation and stock compensation expense	3,338	—	22

Total operating expenses	13,011	3,523	8,043

Income (loss) from operations	11,040	(2,044)	16,257
Other income (expense):
Interest income	181	16	102
Interest expense	(1,207)	(963)	(12)
Other	(16)	(43)	(10)

Income (loss) before income taxes	9,998	(3,034)	16,337
Provision (benefit) for income taxes	3,878	(814)	6,861

Net income (loss)	6,120	(2,220)	9,476
Preferred stock dividends	(266)	(269)	—

Income (loss) available to common stockholders	$5,854	$(2,489)	$9,476

Earnings (loss) per share:
Basic	$0.13	$(0.15)	$5.16

Diluted	$0.11	$(0.15)	$4.86

Shares used in computing earnings per share:
Basic	46,690	17,000	1,836
Diluted	51,201	17,000	1,949
(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:
Selling, general and administrative	$3,291	$—	$22
Research and development	47	—	—

	$3,338	$—	$22

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

			Predecessor
	Staktek Holdings, Inc.		Company
	Nine Months	Period from	Period from
	Ended	Inception to	January 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$6,120	$(2,220)	$9,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,713	2,170	2,340
Amortization of deferred stock-based compensation and stock compensation expense	3,800	—	42
Other non-cash charges	—	700	—
Net change in operating assets and liabilities	(7,607)	1,803	(8,722)

Net cash provided by operating activities	19,026	2,453	3,136

Cash flows from investing activities:
Additions to property and equipment	(2,570)	(403)	(5,269)
Purchase of intangible assets	(734)	—	—
Acquisition of Staktek Corporation, net of cash acquired	—	(85,788)	—
Patent application costs	(198)	(11)	(113)

Net cash used in investing activities	(3,502)	(86,202)	(5,382)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	—	45,000	—
Proceeds from subordinated loan from related party	—	34,500	—
Proceeds from issuance of preferred stock	—	29,500	—
Net proceeds from the issuance of common stock	133,779	501	128
Repayment of notes payable and long-term debt	(43,125)	—	—
Repayment of subordinated loan from related party	(34,500)	—	—
Redemption of redeemable preferred stock	(30,638)	—	—
Purchase of treasury stock	(2,427)	—	—
Payments on capitalized lease obligations	(76)	(10)	(81)

Net cash provided by financing activities	23,013	109,491	47

Net increase (decrease) in cash and cash equivalents	38,537	25,742	(2,199)
Cash and cash equivalents at beginning of period	31,165	—	31,449

Cash and cash equivalents at end of period	$69,702	$25,742	$29,250

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

     The accompanying consolidated condensed statements of operations and cash flows for the periods ended August 20, 2003 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated condensed balance sheets as of September 30, 2004 and December 31, 2003 and the accompanying consolidated condensed statements of operations and cash flows for the periods ended September 30, 2004 and September 30, 2003 represent the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.

     The accompanying unaudited consolidated condensed financial statements of the Company and the Predecessor Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

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

     On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Our sale of shares of common stock, including the underwriters’ exercise of their over-allotment option, resulted in aggregate gross proceeds of approximately $145.5 million. Of this total, we applied approximately $10.2 million to underwriting discounts and commissions; $1.9 million to related costs; $78.8 million to pay in full our senior, short-term and subordinated debt (including accrued interest and fees); and $30.6 million to redeem our outstanding preferred stock. As a result, we retained approximately $24.0 million of the offering proceeds, which we may use for working capital and general corporate purposes.

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

4. Inventories

     Inventories consist of the following at the respective dates (in thousands):

	September 30,	December 31,
	2004	2003
Purchased components	$621	$307
Labor and overhead	180	188

	$801	$495

5. Other Intangibles, Net

     In June 2004, we acquired from DPAC Technologies Corp. (“DPAC”) its stacking patents and patent applications as well as certain customer information and in exchange for which we paid DPAC $600,000. In the third quarter of 2004, we made other payments, including payments for related transaction costs, which totaled approximately $134,000. As a result, we have recorded $536,000 in purchased patents, included in “Acquired technology and patents” below, which is being amortized over 12 years, and $198,000 for the customer list intangible included in “Other intangible assets” below. We are amortizing the customer list over two years. Amortization for both the purchased patents and the customer list intangible began in the third quarter of 2004.

     The following information details the gross carrying amount and accumulated amortization of our acquired intangibles and patents (in thousands):

	As of September 30, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired technology and patents	$19,864	$(7,409)	$19,130	$(2,381)
Customer contract	26,100	(9,026)	26,100	(2,203)
Other intangible assets	7,598	(2,473)	7,400	(1,058)

	$53,562	$(18,908)	$52,630	$(5,642)

     Amortization expense for all intangibles in the third quarter and the first nine months of 2004 was $4.4 million and $13.3 million, respectively. Amortization expense for all intangibles for the period from inception to September 30, 2003 was $1.7 million. Amortization expense for all intangibles for the periods from July 1, 2003 to August 20, 2003 and January 1, 2003 to August 20, 2003 was $11,000 and $53,000, respectively. The following table details the estimated aggregate annual amortization expense (in thousands) for 2004 and for each of the five succeeding fiscal years for all of the intangibles we owned, which are subject to amortization:

2004	$17,713
2005	14,096
2006	7,535
2007	4,666
2008	1,457
2009	140

$45,607

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

$78,782

7. Commitments and Contingencies

     From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2004, we were not involved in any material legal proceedings.

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

     Of the 51,579,455 shares and 40,377,396 shares of common stock issued and outstanding as of September 30, 2004 and December 31, 2003, respectively, 2,030,747 shares and 3,391,517 shares were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule. The proceeds received from the exercise of these unvested options are recorded as a liability, allocated between long term and short term.

     On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program. Under this program, we can spend up to $15 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. The exact timing and amount of repurchases will depend on market conditions. Austin Ventures has notified us that they will not sell into the buy-back program. During the third quarter of 2004, the Company purchased 447,900 shares of its stock on the open market under this program at a total cost of $2.4 million. Additionally, on March 26, 2004, the Company repurchased 199,074 unvested shares for approximately $3,000 from a former executive as a result of his resignation from the Company. At September 30, 2004, these shares are included at cost as treasury stock.

10. Stock-Based Compensation

     The following tables illustrate the effect on income available to common stockholders and earnings per share if the Company and the Predecessor Company had applied the fair value recognition provision of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

			Predecessor
	Staktek Holdings, Inc.		Company
	Three Months	Period from	Period from
	Ended	Inception to	July 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Income (loss) available to common stockholders, as reported	$1,220	$(2,489)	$2,202
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	963	—	1
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(1,200)	(6)	(121)

Pro forma income (loss) available to common stockholders	$983	$(2,495)	$2,082

Earnings (loss) per share:
Basic — as reported	$0.03	$(0.15)	$1.20

Basic — pro forma	$0.02	$(0.15)	$1.13

Diluted — as reported	$0.02	$(0.15)	$1.13

Diluted — pro forma	$0.02	$(0.15)	$1.07

			Predecessor
	Staktek Holdings, Inc.		Company
	Nine Months	Period from	Period from
	Ended	Inception to	January 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Income (loss) available to common stockholders, as reported	$5,854	$(2,489)	$9,476
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	3,028	—	42
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(3,513)	(6)	(683)

Pro forma income (loss) available to common stockholders	$5,369	$(2,495)	$8,835

Earnings (loss) per share:
Basic — as reported	$0.13	$(0.15)	$5.16

Basic — pro forma	$0.11	$(0.15)	$4.81

Diluted — as reported	$0.11	$(0.15)	$4.86

Diluted — pro forma	$0.10	$(0.15)	$4.53

11. Income Taxes

     We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 40%. For the nine months ended September 30, 2004, the Company’s effective tax rate was approximately 39% due to the recognition in the first quarter of 2004 of certain deferred tax assets not previously recognized.

12. Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stock stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potential dilutive common stock, including options and common stock subject to repurchase.

     Reconciliations of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follow (in thousands, except per share data):

			Predecessor
	Staktek Holdings, Inc.		Company
	Three Months	Period from	Period from
	Ended	Inception to	July 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Numerator:
Income (loss) available to common stockholders	$1,220	$(2,489)	$2,202

Denominator:
Weighted average common shares outstanding	51,118	17,000	1,837
Less: Common shares subject to repurchase	2,904	—	—

Total weighted average common shares used in computing basic earnings (loss) per share	48,214	17,000	1,837
Effect of dilutive securities:
Common shares subject to repurchase	2,904	—	—
Stock options	567	—	109

Total weighted average common shares used in computing diluted earnings (loss) per share	51,685	17,000	1,946

Earnings (loss) per share:
Basic	$0.03	$(0.15)	$1.20

Diluted	$0.02	$(0.15)	$1.13

			Predecessor
	Staktek Holdings, Inc.		Company
	Nine Months	Period from	Period from
	Ended	Inception to	January 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Numerator:
Income (loss) available to common stockholders	$5,854	$(2,489)	$9,476

Denominator:
Weighted average common shares outstanding	49,720	17,000	1,836
Less: Common shares subject to repurchase	3,030	—	—

Total weighted average common shares used in computing basic earnings (loss) per share	46,690	17,000	1,836
Effect of dilutive securities:
Common shares subject to repurchase	3,030	—	—
Stock options	1,481	—	113

Total weighted average common shares used in computing diluted earnings (loss) per share	51,201	17,000	1,949

Earnings (loss) per share:
Basic	$0.13	$(0.15)	$5.16

Diluted	$0.11	$(0.15)	$4.86

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in the Company’s final prospectus dated February 5, 2004 for its initial public offering filed with the Securities and Exchange Commission. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding fourth quarter revenue; selling, general and administrative expenses and research and development expenses in the next few quarters; the impact of current transitions in our industry and their impact on our business; expectations regarding the transition from 256 megabit memory to 512 megabit memory; expectations regarding the future of planar solutions and the impact to our business; our future position in our market; the sufficiency of our cash for operations for the next year; and the extension or renegotiation of our license agreement with Samsung. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

     Through our flexible OEM-centric business model, our customers can license our proprietary stacking technologies. To date, we have entered into license agreements with Samsung Electronics Co., Ltd. and Infineon Technologies A.G. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked DRAM chips incorporating our leaded-package stacking technologies. In 2002, 2003 and the first nine months of 2004, 14%, 26% and 43% of our total revenue in such respective periods were derived from royalties recognized under our agreement with Samsung. Our license to Infineon is more limited in scope than our license to Samsung. We recognized a small amount of revenue from this license agreement in the second and third quarters of 2004, and we do not anticipate that we will derive material revenue from this license in the near term.

     We price our stacked memory solutions based on a number of factors, and in particular, on the estimated quarterly volumes reflected in our customers’ forecasts. While relative demand for stacked memory products may fluctuate with variations in the average selling price of DRAM chips, the average selling prices for our manufacturing services and technologies are not directly impacted by changes in the price of memory. Through our investments in greater automation within our manufacturing operations and the implementation of other efficiencies in our internal processes, over time we have achieved significant reductions in our internal manufacturing costs on a per-unit basis. By passing these cost savings through to our customers in the form of lower average selling prices for our services, we are able to provide greater opportunities for OEMs to cost-effectively increase the memory capacity of their products. By increasing our production volumes within a lower cost structure, combined with increased license revenue, which generally entails lower cost of revenue, our gross margins have improved from 27% and 29% in 1999 and 2000, respectively, to 49%, 51%, 49% and 43% in 2001, 2002, 2003 and the first nine months of 2004, respectively.

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

     On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Our sale of shares of common stock, including the underwriters’ exercise of their over-allotment option, resulted in aggregate net proceeds of approximately $133.4 million. See Note 2 of Notes to the Consolidated Condensed Financial Statements for additional information.

     In June 2004, we acquired from DPAC Technologies Corp. (“DPAC”) its stacking patents and patent applications as well as certain customer information, as DPAC exited the stacking business to focus on other areas. We paid DPAC $600,000 in June and paid additional amounts totaling approximately $134,000, including payments for related transaction costs, in the third quarter. We are working with former DPAC customers to transition them to our Value Stakpak or Performance Stakpak products.

     The following text describes certain line items of our statements of operations.

     Revenue. Revenue consists of services revenue recognized from our manufacture of Stakpaks and of license revenue recognized under our license agreements with Samsung and Infineon. In most instances, our customers provide high-density memory packages to us for stacking on a consignment basis. In some instances, we purchase high-density memory packages from the vendor specified by the customer, typically in quantities at or below the amounts that either the customer is obligated to purchase or we are able to return to the vendor. We exclude from services revenue the costs of memory packages purchased by us and then sold to our customers since we do not bear meaningful inventory risk.

     Cost of Revenue. Cost of revenue includes depreciation of equipment, direct and indirect labor costs, costs of flex circuits and other components and raw materials and facilities costs associated with our manufacturing operations. Cost of revenue also includes the amortization of intangible assets associated with the Staktek acquisition and amortization of certain patents. A portion of our cost of revenue, such as depreciation of equipment, is fixed in any given period.

     Selling, General and Administrative. Selling, general and administrative expenses consist of salaries and wages for executive, sales and marketing and administrative personnel, travel expenses and other marketing costs. Additional expenses include administrative and information technology costs, legal costs, amortization of customer relationships and non-compete agreements and other supporting costs. These expenses also include allocations or direct charges for insurance, consultants and other professional fees, utilities and office supplies. Beginning in the third quarter of 2004, these expenses also include amortization of the customer list intangible purchased from DPAC.

     Research and Development. Research and development expenses include expenses related to product development and design, engineering, process development, equipment and tooling design, fabrication and implementation, test hardware and software design and implementation and amortization of certain patents. Research and development expenses, however, do not necessarily reflect all of our engineering efforts. Our engineering group also provides various support functions in the manufacturing of products currently in production. The costs of such support are included in manufacturing overhead. Therefore, significant fluctuations in research and development expenses may occur from period to period depending on the nature and extent of engineering activities over any given time frame. In addition, we devote significant resources to design, develop and implement automated machinery for our products. When we believe that such machinery will include significant engineering time to design, develop, and install or assemble, all costs associated with that machine, including internal labor and overhead, are capitalized as part of its cost. General product and process development costs that are not associated with either a specific customer product or a standard product to be offered for sale are considered to be research and development activities and are accounted for as research and development expenses.

     Business Restructuring and Acquisition. Business restructuring and acquisition costs consist of expenses associated with the Staktek acquisition and costs associated with the reduction of our workforce in Austin, Texas during 2003 as the result of the move of our high-volume manufacturing facility to Reynosa, Mexico.

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

     Provision for Income Taxes. We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 40%. For the nine months ended September 30, 2004, the Company’s effective tax rate was approximately 39% due to the recognition in the first quarter of 2004 of certain deferred tax assets not previously recognized.

Results of Operations

     The following tables present our operating results for periods indicated as a percentage of revenue:

			Predecessor
	Staktek Holdings, Inc.		Company
	Three Months	Period from	Period from
	Ended	Inception to	July 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Revenue:
Services	51.3%	100.0%	63.7%
License	48.7%	0.0%	36.3%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Services	36.1%	49.2%	32.6%
Amortization of acquisition intangibles	24.5%	24.8%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	1.0%	0.0%	0.0%

Total cost of revenue	61.6%	74.0%	32.6%

Gross profit	38.4%	26.0%	67.4%
Operating expenses:
Selling, general and administrative	13.5%	15.8%	5.2%
Research and development	3.9%	4.2%	2.8%
Business restructuring and acquisition	0.0%	23.8%	21.5%
In-process research and development	0.0%	12.3%	0.0%
Amortization of acquisition intangibles	2.9%	5.8%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	6.6%	0.0%	0.0%

Total operating expenses	26.9%	61.9%	29.5%

Income (loss) from operations	11.5%	(35.9%)	37.9%
Other income (expense), net	0.7%	(17.4%)	0.0%

Income (loss) before income taxes	12.2%	(53.3%)	37.9%
Provision (benefit) for income taxes	4.6%	(14.3%)	21.3%

Net income (loss)	7.6%	(39.0%)	16.6%

Page16

	Staktek Holdings, Inc.		Predecessor Company
	Nine Months	Period from	Period from
	Ended	Inception to	January 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Revenue:
Services	55.9%	100.0%	71.4%
License	44.1%	0.0%	28.6%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Services	35.0%	49.2%	44.9%
Amortization of acquisition intangibles	21.2%	24.8%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	0.8%	0.0%	0.0%

Total cost of revenue	57.0%	74.0%	44.9%

Gross profit	43.0%	26.0%	55.1%
Operating expenses:
Selling, general and administrative	11.9%	15.8%	7.0%
Research and development	2.9%	4.2%	3.6%
Business restructuring and acquisition	0.0%	23.8%	7.7%
In-process research and development	0.0%	12.3%	0.0%
Amortization of acquisition intangibles	2.5%	5.8%	0.0%
Amortization of deferred stock-based compensation and stock compensation expense	6.0%	0.0%	0.0%

Total operating expenses	23.3%	61.9%	18.3%

Income (loss) from operations	19.7%	(35.9%)	36.8%
Other income (expense), net	(1.8%)	(17.4%)	0.2%

Income (loss) before income taxes	17.9%	(53.3%)	37.0%
Provision (benefit) for income taxes	6.9%	(14.3%)	15.5%

Net income (loss)	11.0%	(39.0%)	21.5%

     We were formed in May 2003 for purposes of acquiring Staktek Corporation. We had no operations prior to August 21, 2003 other than in connection with the Staktek acquisition. In our discussion of our results of operations in 2003, we discuss each line item in the statement of operations on a combined basis for comparative purposes. These combined amounts represent the sum of the financial data for Staktek Corporation and us for the periods from July 1, 2003 through September 30, 2003 and January 1, 2003 through September 30, 2003. These combined amounts are for informational purposes only.

     Revenue. Revenue for the three months ended September 30, 2004 was $16.1 million, compared to revenue of $19.0 million for the three months ended September 30, 2003, resulting in a decrease of $2.9 million, or 15%. Services revenue in the third quarter of 2004 was $8.3 million, compared to $14.2 million in the third quarter of 2003, resulting in a decrease of $5.9 million, or 42%. In addition, in the third quarter of 2004, license revenue was $7.8 million, compared to $4.8 million in the third quarter of 2003, resulting in an increase of $3.0 million, or 63%.

     Revenue in the third quarter of 2004 decreased primarily due to lower units shipped of our products and a shift in customer demand to our lower-priced Value Stakpak product, partially offset by an increase in license revenue. The decrease in demand for our Performance Stakpak product was due mainly to three factors. The first factor was that as a result of the price parity between stacked 256-megabit DRAM densities and non-stacked, monolithic 512-megabit DRAM densities, our customers did not need to utilize stacked 256-megabit DRAM but instead could use a single monolithic 512-megabit DRAM for the same cost. The second factor regarding the decrease in demand was the overall DRAM supply shortage during the quarter. Third, we had been selling to Celestica as a supply-chain partner of another OEM, but this OEM adopted a different business model by sourcing more of its high-density needs directly through silicon providers rather than indirectly through Staktek. The principle effect of this change was to shift some service revenue to license revenue. In addition, this shift may result in the potential loss of some business to alternative technologies.

Page17

     License revenue increased $3.0 million during the third quarter of 2004, compared with the same period of the prior year due primarily to higher royalty revenue from Samsung. License revenue increased slightly due to the addition of Infineon as a licensee in 2004.

     Revenue for the nine months ended September 30, 2004 was $56.0 million, compared to $49.8 million in the first nine months of 2003, resulting in an increase of $6.2 million, or 12%. Services revenue for the first nine months of 2004 was $31.3 million, compared to $37.2 million in the first quarter of 2003, resulting in a decrease of $5.9 million, or 16%. In the first nine months of 2004, license revenue was $24.7 million, compared to $12.6 million in the first nine months of 2003, resulting in an increase of $12.1 million, or 95%. Revenue in the first nine months of 2004 increased primarily due to higher royalty revenue from Samsung and, to a much lesser degree, royalty revenue from Infineon. Service revenue declined due to a shift in mix from our Performance Stakpak product to our lower-priced Value Stakpak product.

     We anticipated a decrease in the rate of overall unit growth in the demand for stacked memory solutions during the transition period from current-generation stacked products, which are based on 256-megabit memory TSOPs, to next-generation stacked products, which are based on 512-megabit memory TSOPs. We actually experienced a decrease in total units from the second quarter to the third quarter of 2004 of 3%, in addition to the approximately 9% unit decline we experienced from the first quarter to the second quarter of 2004. Because the next-generation TSOPs deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we are experiencing an increase in the number of units based on 512-megabit memory TSOPs shipped in 2004, as compared to similar units shipped in 2003. We anticipate that the transition cycle will run its course in the next three to four quarters, but may repeat with future generations of DRAM chips, such as when one gigabit chips displace 512 megabit chips as the lowest cost-per-bit memory chip.

     In addition to this transition, there are two other transitions that are impacting us. The first is the transition from leaded to non-leaded packaging technology, a significant portion of which we expect to occur next year. Our Value Stakpak and Performance Stakpak products use leaded packaging technology, while our High Performance Stakpak is our first non-leaded product.

     The second transition is an increased use of planar solutions, which allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. We believe that some of the major OEMs and DRAM suppliers currently are using planar solutions and we expect them to utilize a greater percentage of planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-II technologies. However, we believe that these planar solutions will have a limited window of opportunity, since increasing die sizes and higher speed requirements are expected to limit their use over time.

     It is not possible to specifically quantify the impact of these three ongoing transitions on our future business. We do expect decreased revenues in the short term with the combination of the transition from 256 megabit DRAM to 512 megabit DRAM, the transition from leaded to non-leaded packaging technology, and the increased use of competitive technologies, such as planar solutions. We do believe that once these transitions are complete, we will be well positioned in our market.

     Our license agreement with Samsung expires in July 2005, and to date, we have not had substantive discussions with Samsung about extending this agreement. We anticipate that we will extend or renegotiate the terms of this agreement. Samsung has made significant investments in tooling, manufacturing, testing facilities and expertise as well as in product acceptance activities. We also believe that Samsung realizes substantial financial benefits from the sale of stacked memory solutions incorporating our proprietary technologies, and that Samsung’s continued ability to provide these solutions is important to its relationships with its customers and OEMs. We believe that if Samsung does not extend or renegotiate this agreement, Samsung would not be able to continue to produce its current stacked memory products without infringing our patent rights. If we enter into a relationship with Samsung whereby we provide manufacturing services to them, we expect that our gross profit per unit would improve while our gross margins would decline as the proportion of our license revenue to overall revenue declines. If we are unable to extend this agreement on terms favorable to us or at all, if Samsung renews but does not utilize as much of our stacking technology as it currently uses, or if Samsung terminates this agreement, our license revenue from this agreement could be reduced or eliminated. If Samsung’s customers do not use our manufacturing services or buy the stacked high-density memory solutions from one of our other supply-chain partners, our revenue, operating results and cash flows could be reduced.

     The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

			Predecessor
	Staktek Holdings, Inc.		Company
	Three Months	Period from	Period from
	Ended	Inception to	July 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Samsung	47%	*	36%
Smart	13%	18%	*
Micron	12%	29%	29%
Celestica	*	26%	15%

* Amount does not exceed 10% for the indicated period.

			Predecessor
	Staktek Holdings, Inc.		Company
	Nine Months	Period from	Period from
	Ended	Inception to	January 1, 2003
	September 30,	September 30,	to August 20,
	2004	2003	2003
Samsung	43%	*	29%
Micron	15%	29%	29%
Celestica	12%	26%	17%
Smart	12%	18%	10%

* Amount does not exceed 10% for the indicated period.

     In the fourth quarter of 2004, we expect total revenue to be down from the third quarter of 2004.

     Gross Profit. Gross profit for the three months ended September 30, 2004 was $6.2 million, or 38.4% of revenue. This amount is a decrease of $4.2 million, compared to gross profit of $10.4 million, or 55.0% of revenue, in the three months ended September 30, 2003. The decrease in gross profit dollars for the most recent quarter was due to the $2.5 million increase in amortization of acquisition intangibles recorded in the third quarter of 2004 versus the third quarter of 2003, a shift in our mix of products to our lower-margin Value Stakpak product and an overall decline in in-house stacked units in the third quarter of 2004. These decreases were partially offset by reduced direct labor and benefits as a result of the increased utilization of our high-volume manufacturing facility in Reynosa, Mexico in 2004 and by the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 48.7% of total revenue in the third quarter of 2004 from 25.4% of total revenue in the third quarter of 2003. Gross profit as a percentage of revenue was reduced by 25.5 percentage points during the third quarter of 2004, due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue, as compared with a 7.5 percentage point impact of these items on overall gross margin during the same period of the prior year. Our manufacturing services’ gross margin percentage decreased by approximately 20.0 percentage points during the third quarter of 2004 from the same period of the prior year, due mainly to fixed costs being spread over fewer units and the shift in mix to our Value Stakpak product, partially offset by the reduction in manufacturing costs resulting from the increased utilization of our high-volume manufacturing facility in Mexico in 2004.

     Gross profit for the nine months ended September 30, 2004 was $24.1 million, or 43.0% of revenue, as compared with gross profit of $25.8 million, or 51.7% of revenue, for the nine months ended September 30, 2003. The decrease in gross profit dollars for the most recent nine months was primarily due to the $10.4 million increase in amortization of acquisition intangibles recorded in the first nine months of 2004 versus the same period of 2003 and the mix shift to Value Stakpak, partially offset by the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 44.1% of total revenue in the first nine months of 2004 from 25.3% of total revenue in the first nine months of 2003. Our gross margin percentage was reduced by 22.0 percentage points during the first nine months of 2004, due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue as compared with a 2.9 percentage point impact of these items on overall gross margin during the same period of the prior year. Gross margin percentage of our manufacturing services decreased by approximately 1.9 percentage points during the first nine months of 2004 over the comparable period of the prior year due to the mix shift from our Performance Stakpak product to the Value Stakpak product, partially offset by the reduced direct labor and benefits as a result of the move of our high-volume manufacturing facility to Reynosa, Mexico in 2003.

     Selling, General and Administrative. Selling, general and administrative expense for the three months ended September 30, 2004 was $2.2 million, or 13.5% of revenue. This amount reflected an increase of $579,000, or 36%, as compared to selling, general and administrative expense of $1.6 million, or 8.4% of revenue, in the three months ended September 30, 2003. The increase in selling, general and administrative expense during the third quarter of 2004 from the comparable period of the prior year was primarily due to higher directors’ and officers’ insurance costs of $363,000, increased staffing costs of $150,000 and audit and tax services of $94,000, mainly as a result of being a public company. We expect selling, general and administrative expense to range between 12 to 15% of revenue over the next several quarters.

     Selling, general and administrative expense for the nine months ended September 30, 2004 was $6.6 million, or 11.9% of revenue. This amount reflected an increase of $2.6 million, or 67%, as compared to selling, general and administrative expense of $4.0 million, or 8.0% of revenue, in the nine months ended September 30, 2003. The increase in the dollar amount of selling, general and administrative expense during the first nine months of 2004 from the comparable period of the prior year was primarily due to higher directors’ and officers’ insurance costs of $968,000, increased staffing and associated costs of $886,000 and higher audit and tax services of $258,000, mainly as a result of being a public company. In addition, we incurred higher legal fees of $319,000 in the first nine months of 2004, mainly as a result of prior litigation with Infineon and SimpleTech.

     Research and Development. Research and development expense for the three months ended September 30, 2004 was $634,000, or 3.9% of revenue, which reflected an increase of $14,000, or 2%, as compared with research and development expense of $620,000, or 3.3% of revenue for the three months ended September 30, 2003. Research and development expense for the first nine months of 2004 was $1.6 million, or 2.9% of revenue, which reflected a decrease of $164,000, or 9%, as compared with research and development expense of $1.8 million, or 3.6% of revenue for the comparable period of 2003. The increase in the dollar amount of research and development expense for the three-month period in 2004, in comparison with the same period in 2003, was principally due to amortization of the patents acquired from DPAC in the second quarter of 2004. The decrease in costs for the nine-month period was primarily due to lower process development expenses, partially offset by increased materials costs as we develop our processes for stacking new fBGA packages. We intend to devote additional resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-II, DRAM chips in fBGA packages, non-DRAM homogeneous circuits, and heterogeneous circuits (our System Stakpak®). As a result, we expect research and development expenses to range between 3 to 5% of revenue in the next several quarters. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us for qualification and manufacturing of products based on these new technologies.

     Business Restructuring and Acquisition. During the third quarter of 2003, we recorded business restructuring and acquisition expenses of $4.2 million, comprised almost entirely of expenses associated with the Staktek acquisition. During the first nine months of 2003, we recorded business restructuring and acquisition expenses of $4.7 million, comprised of $4.2 million of expenses associated with the Staktek acquisition and severance costs of $537,000 associated with the move of our high-volume manufacturing facility to Reynosa, Mexico. There were no business restructuring or acquisition-related costs in 2004.

     Amortization of Acquisition Intangibles. During the three and nine months ended September 30, 2004, we amortized $4.4 million and $13.2 million, respectively, of intangible assets resulting from the Staktek acquisition during the third quarter of 2003. During the three and nine months ended September 30, 2003, we amortized $1.7 million of intangible assets from that acquisition.

     Amortization of Deferred Stock-Based Compensation and Stock Compensation Expense. We recorded amortization expense associated with deferred stock-based compensation of $1.2 million and $3.8 million for the three and nine months ended September 30, 2004, respectively. We recorded amortization expense associated with deferred stock-based compensation of $1,000 and $42,000 for the three and nine months ended September 30, 2003, respectively.

     Interest and Other Income (Expense). Interest and other income (expense), net for the three months ended September 30, 2004, was income of $117,000, as compared to expense of $992,000 for the same period of the prior year. Interest and other income (expense), net for the first nine months of 2004 was expense of $1.0 million, as compared to expense of $910,000 for the first nine months of 2003. The change in other income (expense), net during the three- and nine-month periods was mainly due to interest expenses associated with the senior and subordinated debt incurred to finance the Staktek acquisition in 2003, which was repaid following the Company’s initial public offering in February 2004.

     Provision for Income Taxes. We incurred income taxes of $736,000 and $2.0 million in the third quarter of 2004 and 2003, respectively. We incurred income taxes of $3.9 million and $6.0 million in the first nine months of 2004 and 2003, respectively. For the year ending December 31, 2004, the Company’s effective tax rate is estimated to be 40%. For the nine months ended September 30, 2004, the Company’s effective tax rate was approximately 39% due to the recognition in the first quarter of 2004 of certain deferred tax assets not previously recognized. Provision for income taxes as a percentage of income before income taxes in the first nine months of 2003 was 45%. The tax provision rates differ from the federal statutory rate of 35% due to the impact of certain stock compensation and other permanent items.

Liquidity and Capital Resources

     As of September 30, 2004, we had working capital of $78.8 million, including $69.7 million of cash and cash equivalents, compared to working capital of $25.4 million, including $31.2 million of cash and cash equivalents as of December 31, 2003. The $53.4 million increase in working capital during the first nine months of 2004 was primarily due to the $38.5 million increase in cash and cash equivalents and the $12.5 million reduction in notes payable and current maturities of long-term debt due to the repayment of debt incurred to finance the Staktek acquisition. We received an aggregate of approximately $145.5 million gross proceeds from our initial public offering, including the underwriters’ exercise of their over-allotment option.

     Net cash provided by operating activities was $19.0 million for the first nine months of 2004, and resulted primarily from net income adjusted by non-cash expenses and a decrease in accounts receivable, partially offset by total tax payments exceeding our book tax provision, a reduction in accrued liabilities due to payment of accrued interest on the debt from the Staktek acquisition and a decrease in trade accounts payable. Net cash provided by operating activities during the first nine months of 2003 was $5.6 million and resulted mainly from net income adjusted by non-cash expenses, partially offset by a decrease in accounts receivable and prepaid expenses and other assets.

     Net cash used in investing activities was $3.5 million for the first nine months of 2004, compared to $91.6 million during the comparable period of 2003. Investing activities during the first nine months of 2004 were comprised primarily of additions to property and equipment. Additionally, in the first nine months of 2004 we paid $734,000 to DPAC in connection with the purchase of its patents, patent applications and certain customer information (see Note 5 of Notes to the Consolidated Condensed Financial Statements). Investing activities during the first nine months of 2003 were comprised primarily of the $85.8 million paid for the acquisition of Staktek, net of the cash acquired, and additions to property and equipment of $5.7 million.

     Net cash provided by financing activities during the first nine months of 2004 was $23.0 million, primarily due to the $133.8 million in proceeds received from our initial public offering, including the underwriters’ exercise of their over-allotment option, net of associated expenses paid during the nine-month period. These net proceeds were partially offset by debt payments totaling $77.6 million and the $30.6 million redemption of the redeemable preferred stock. As of March 31, 2004, all debt issued in connection with the Staktek acquisition had been repaid and all redeemable preferred stock previously issued to Austin Ventures had been redeemed. Further, the senior revolving credit notes were terminated in February 2004, so there is no amount available for issuance under these notes. Additionally, we spent $2.4 million during the first nine months of 2004 to purchase our stock on the open market as part of the approved stock repurchase program (see Note 9 of Notes to the Consolidated Condensed Financial Statements). Net cash provided by financing activities during the first nine months of 2003 was $109.5 million, primarily due to the $79.5 million and the $29.5 million in proceeds received from the issuance of debt and preferred stock, respectively, in connection with the Staktek acquisition.

     We believe that our current assets, including cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operations, our anticipated additions to property and equipment and any share repurchases under the approved stock repurchase for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise such funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

     We may not be able to increase our revenue and our operating results are likely to fluctuate, which may cause the trading price of our common stock to decline.

     We may not be able to increase revenue or generate gross profits or net income. Our revenue and operating results are likely to fluctuate, causing our stock price to fluctuate. If our revenue or operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

     Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed in this Form 10-Q and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies by original equipment manufacturers including, but not limited to, the transition from DDR-I to DDR-II technology and from leaded to non-leaded packages;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the transition from current-generation stacked products, which are based on 256 megabit monolithic DRAMs to next-generation stacked products, which are based on 512 megabit monolithic DRAMs, resulting in lower unit volumes of stacked memory products;

•	the impact of a current reduction in the prices of 512 megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256 megabit monolithic DRAMs;

•	the increasing adoption of small-package planar solutions instead of our stacking solutions by OEMs as well as DRAM suppliers;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our stacked solutions;

•	changes in OEMs’ DRAM and dual in-line memory module buying processes;

•	changes in the level of our operating expenses;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability to procure DRAM and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

     Fluctuations in the demand for our stacking solutions occur as the price of next-generation monolithic memory chips declines and as OEMs respond to demand for their products, which will contribute to volatility in our revenue and operating results and may adversely impact our stock price. The rate at which OEMs adopt stacked memory products using a particular generation of high-density memory chips, if they adopt stacked memory products at all, may affect our revenue and operating results. In the past, it has taken several quarters for new, higher-density memory chips to achieve market acceptance. Once accepted by the market, demand for stacked memory products using these chips can accelerate rapidly and then level off such that rapid growth in sales of these products is not indicative of continued future growth. Likewise, demand for legacy memory chips can quickly decline when a new, higher-density memory chip is introduced and receives market acceptance. Sales of our products and product lines toward the end of a product’s market life may fluctuate significantly, and the precise timing of these fluctuations is difficult, if not impossible, to predict.

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

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 97% of our total revenue in 2001, 93% of our total revenue in 2002, 88% of our total revenue in 2003 and 88% of our total revenue during the first nine months of 2004. In particular, Samsung accounted for most of our license revenue and 43% of our total revenue in the first nine months of 2004, and Micron Technology, Celestica Corporation and SMART Modular Technologies accounted for 15%, 12% and 12%, respectively, of our total revenue in the first nine months of 2004. SMART Modular is a supply-chain partner of Hewlett-Packard, so units incorporating our stacking solutions are ultimately sold through to HP as the OEM. We sold to Celestica as a supply-chain partner of another OEM, but this OEM adopted a different business model by sourcing more of its high-density needs directly through silicon providers rather than indirectly through Staktek. The principle effect of this change was to shift some service revenue to license revenue. In addition, this shift may result in the potential loss of some business to alternative technologies. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our stacked high-density memory utilizing our stacking technologies. In the future, these customers may decide not to specify products that incorporate our stacking technologies for use in their systems, purchase fewer stacked memory products than they did in the past or alter their purchasing patterns.

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

     A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea and represented most of our license revenue and 43% of our total revenue in the first nine months of 2004. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and Samsung, which could materially and adversely affect our operating results.

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

     We derive a substantial portion of our revenue from our license agreement with Samsung, which expires in July 2005. We may not be able to extend this agreement on favorable terms or at all, or Samsung may renew but not utilize as much of our stacking technology as it currently utilizes, which could materially harm our business, financial condition and results of operations.

     Through the first quarter of 2004, we derived all of our license revenue from our license agreement with Samsung Electronics. We expect to continue to receive the substantial majority of our license revenue from this license agreement for the foreseeable future. This agreement requires Samsung to pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. This license expires in July 2005, and, to date, we have not had substantive discussions with Samsung about extending this agreement. If we are unable to extend this agreement on terms favorable to us or at all, if Samsung terminates this agreement, or if Samsung renews this agreement but does not continue to utilize as much of our stacking technology as it currently utilizes, our business, financial condition and results of operations could be materially harmed.

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

     Following the expiration of our license agreement with Samsung, both we and Samsung will be able to use each other’s technology, information, know-how and processes related to the licensed technologies that are not protected by patents, and Samsung will be able to compete in markets currently restricted by a non-compete provision of the agreement. At such time, subject to our patent rights, Samsung may use such technology and its substantial resources to compete in our target markets.

     We are subject to risks relating to product concentration and lack of revenue diversification.

     We derive nearly all of our revenue from sales or licenses of our Stakpak solutions, and we expect these solutions to continue to account for substantially all of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, operating results, financial condition and cash flows could be adversely affected by:

•	any decline in demand for our Stakpak solutions;

•	failure of our services and technologies to achieve continued market acceptance;

•	the introduction of services and technologies that can serve as a substitute for, replacement of or represent an improvement over, our services and technologies such as planar solutions for small packages that do not require stacking;

•	technological innovations that we are unable to address with our services and technologies; and

•	any inability by us to release new products or enhanced versions of our existing services and technologies on a timely basis or the failure of our products to achieve market acceptance.

     We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and midrange server market, which constituted 100% of our total services revenue in 2001, 100% of our total services revenue in 2002, 98% of our total services revenue in 2003 and 84% of our total services revenue in the first nine months of 2004. If the market for these servers deteriorates or the use of our stacked services and technologies in this market declines, our operating results would be materially and adversely affected.

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

     Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. Some of these companies are better positioned to influence industry acceptance of a particular industry standard or competing technology than we are. These companies may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products or technologies at a lower price. They also may be able to adopt more aggressive pricing policies than we can adopt. In addition, some of our current and potential competitors have established relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products.

     Some of our significant customers, including Infineon Technologies, Micron Technology and Samsung Electronics, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     We have many competitors who have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. We believe that some of the major OEMs and DRAM suppliers currently are using planar solutions and we expect them to utilize a greater percentage of planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-II technologies with the migration to smaller footprint packages in these next-generation technologies. As a result of the increased use of planar solutions, we expect these OEMs and DRAM suppliers to decrease the use of stacked solutions in their products. However, we believe that these planar solutions will have a limited window of opportunity, since increasing die sizes and higher speed requirements are expected to limit their use over time.

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

     Although we have engaged in discussions with potential licensees for our Stakpak technologies, we historically have not devoted significant resources to licensing our technologies and currently have only two license arrangements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption of our technologies by, and the incorporation of our technologies into products of, semiconductor manufacturers and OEMs;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our stacking technologies on a cost-effective basis and in quantities sufficient to enable volume manufacturing;

•	the willingness of our licensees and others to make investments in the manufacturing process that supports our licensed technologies, and the amount and timing of those investments;

•	our licensees’ ability to design and assemble memory modules and other system parts that utilize our technologies in components qualified for use by OEMs;

•	any failure by our licensees to abide by compliance and quality control guidelines with respect to our proprietary rights;

•	actions by our licensees that could severely harm our ability to use our proprietary rights;

•	the demand for products incorporating memory modules and other system parts that utilize our licensed technologies;

•	our ability to structure, negotiate and enforce agreements for the determination and payment of royalties; and

•	the cyclicality of supply and demand for products using our licensed technologies.

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

     Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM chips to which we apply our manufacturing services. Historically, our customers have shipped on consignment their DRAM chips to be stacked, which we stack and then return to them. We have no DRAM supply contracts under which we are currently operating other than a supply contract with Elpida Memory for DRAM chips specifically related to the manufacture of our products for IBM. In acquiring DRAM chips, supply options are very limited because of the small number of memory manufacturers. Our dependence on our customers’ provision of DRAM chips to us on a just-in-time consignment basis, rather than through guaranteed supply contracts, subjects our business to risks associated with unforeseen disruptions in the industry availability of DRAM chips. During the third quarter, there was a shortage of DRAM chips available in the market. This shortage negatively impacted our ability to fulfill customer orders, which resulted in a decrease of shipments in the third quarter of 2004.

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

     We are continuously modifying our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. In addition, we are ramping high-volume production of a new technology with our High Performance Stakpak, which requires a new manufacturing process. We are facing increased risks with this new process and we are incurring significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment for this product, which could negatively impact our gross margins. We expect to experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and stacking methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, such as our High Performance Stakpak as well as future products, the risk of encountering delays or difficulties increases.

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

     Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution for the vast majority of our revenue by increasing revenue associated with our other

Stakpak solutions, such as our High Performance Stakpak, and by developing new stacking and packaging technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

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

     Prior to incorporating memory products utilizing our stacking technologies, OEMs require our stacking process and technologies to undergo an extensive qualification process, which involves testing of products utilizing our stacking technologies in the customer’s system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification by a customer does not ensure any sales to that customer. Even after successful qualification and sales to a customer of products incorporating our stacking technologies, changes in our technologies may require a new qualification process, which may result in additional delays. After our products are qualified, it can take an additional six months or more before the customer commences production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such products to the customer, which may impede our growth and cause our business to suffer.

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

     We shifted the substantial majority of our manufacturing operations from Austin, Texas to Reynosa, Mexico, and our failure to continue to manage this shift in our operations and our growth could materially and adversely affect our business.

     We shifted our high-volume manufacturing capacity from our Austin, Texas facility to a new manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the nine months ended September 30, 2004, we manufactured over 80% of our units in Mexico. This shift in our operations, combined with the growth in our business overall in recent periods, has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected. In addition, we are shifting all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004.

     Our manufacturing facility in Reynosa, Mexico could expose us to new and significant risks.

     Our high-volume manufacturing facility in Reynosa, Mexico provided over 80% of our unit production in the nine months ended September 30, 2004. In addition, we are shifting all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004. This facility is exposed to certain risks as a result of its location, including:

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

     In the nine months ended September 30, 2004, we manufactured over 80% of our stacked memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

     While we are not party to any collective bargaining agreements with any of our employees in the United States, as of September 30, 2004, 68% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

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

     Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 96% in 2001, 73% in 2002, 49% in 2003 and 62% in the first nine months of 2004. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship stacked memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Available Information

     We maintain a web site at www.staktek.com, which makes available free of charge our filings with the SEC. Our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available through the investor relations page of our web site as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission. Our web site and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 30, 2004, all of our investments were in deposit accounts or invested in money market funds that invest in a variety of short-term instruments rated AAA or better.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2004, we were not involved in any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information with respect to any purchase made by or on behalf of the Company of shares of the Company’s common stock during the quarter ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum Number
			of Shares	(or Approximate
	Total		Purchased as	Dollar Value) of
	Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced	Be Purchased under
Period	Purchased(1)	per Share(2)	Plans or Programs	the Plans or Programs
August 1 – August 31, 2004	407,900	5.43	407,900	Approx. $12.8 million
September 1 – September 30, 2004	40,000	4.99	40,000	Approx. $12.6 million
TOTAL	447,900	5.39	447,900	Approx. $12.6 million

(1)	On July 28, 2004, the Company announced that the Board approved a stock repurchase program for up to $15 million to purchase shares of its common stock.

(2)	Excludes commissions paid.

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

*Incorporated by reference, as indicated.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ JAMES W. CADY

James W. Cady President and Chief Executive Officer Date: October 28, 2004

/s/ W. KIRK PATTERSON

W. Kirk Patterson Chief Financial Officer and Vice President Date: October 28, 2004

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

*Incorporated by reference, as indicated.