Form 10-K
period 2004-12-31
STAKTEK HOLDINGS INC
filed 2005-03-09
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-50553

STAKTEK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2354935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8900 Shoal Creek Blvd, Austin, TX 78757

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(512) 454-9531

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2004, was approximately $60,300,000 (assuming, for this purpose, that directors, executive officers and Austin Ventures, LP are deemed affiliates).

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 1, 2005, was 50,583,560.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF STAKTEK HOLDINGS, INC. AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS “WE EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” AND ELSEWHERE IN THIS REPORT. STAKTEK HOLDINGS, INC. DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

ITEM 1. BUSINESS

Staktek Holdings, Inc. was originally formed by two investment funds affiliated with Austin Ventures in May 2003 for the purpose of acquiring Staktek Corporation, which was incorporated in Texas in June 1990. In August 2003, we acquired by merger Staktek Corporation, which survives as our wholly owned subsidiary. We refer to our acquisition of Staktek Corporation throughout this annual report on Form 10-K as the “Staktek acquisition.” In addition, the terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States and its predecessor company, Staktek Corporation.

Overview

We provide manufacturing services to deliver memory stacking solutions and also offer licenses of our technologies to our customers to enable them to manufacture stacked memory products. In addition, we offer a broad range of services to support our customers’ needs, including design of custom-stacked memory assemblies, electrical modeling assistance and component inventory management.

Since our inception in 1990, we have been an innovator in the development of technologies to enable stacking of integrated circuits, with an initial focus on customized stacking solutions. In 1994, we released our original Stakpak® technology, which stacked dynamic random access memory, or DRAM, chips packaged in industry-standard thin small outline packages, or TSOPs. In 1998, we began shipping our third-generation Stakpak technology by offering our Performance Stakpak®, enabling dramatically lower Stakpak pricing through our implementation of automated manufacturing processes. In 2001, we introduced our Value Stakpak® product as a low-cost stacked memory solution for devices and systems with lower thermal management requirements. Our fourth generation solution, the High Performance Stakpak®, was introduced in 2003 and offers next-generation memory and performance capabilities in non-leaded stacked memory packages.

We apply our expertise in packaged memory stacking to provide intellectual property and services that enable our customers to cost-effectively improve the performance and reliability of their systems. Semiconductor memory typically consists of silicon circuits packaged in a plastic body with metal leads for electrical connectivity. By stacking industry-standard, current-generation, memory packages, our Stakpak solutions can deliver up to four times the memory capacity per memory module. Our flagship Performance Stakpak solution utilizes a patented interconnect system to stack memory circuits contained in industry-standard TSOPs, which are the most commonly used leaded plastic packages for memory. Our Performance Stakpak units fit within the same standard physical footprint on a circuit board as a monolithic memory chip packaged in a TSOP. In addition, we believe that our copper interconnect technology delivers superior thermal management as compared to alternative solutions. Our Value Stakpak solution is our low-cost stacked memory solution for devices and systems with lower thermal management requirements. Our High Performance Stakpak solution for stacking non-leaded packages, such as fine pitch ball grid array, or fBGA, offers similar benefits to those of our Performance Stakpak. Non-leaded packages use small metal balls instead of metal leads to enable better electrical connectivity within a smaller surface area, and fBGA is the most common non-leaded package for memory.

The vast majority of the stacked solutions provided by us to date have been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in midrange and high-performance servers and storage systems products of large original equipment manufacturers, or OEMs, such as Cisco Systems, Dell, Hewlett-Packard (or HP), IBM, Intel and Sun Microsystems. To a lesser extent, we sell our stacked solutions directly to OEMs. Some of our customers place blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders do not represent commitments to purchase given quantities of our products, but serve as non-binding forecasts for pricing, administrative and general scheduling purposes. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us for stacking. We have no long-term purchase agreements with any of our customers.

Through our flexible OEM-centric business model, our customers can license our proprietary stacking technologies. To date, we have entered into license agreements with Samsung Electronics Co., Ltd. and Infineon Technologies A.G. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked DRAM chips incorporating our leaded-package stacking technologies. In 2004, 2003 and 2002, 43%, 26% and 14% of our total revenue in such respective periods were derived from royalties recognized under our agreement with Samsung. Our license to Infineon is more limited in scope than our license to Samsung. We recognized a small amount of revenue from this license agreement in 2004, and we do not anticipate that we will derive material revenue from this license in the future.

We price our stacked memory solutions based on a number of factors, and in particular, on the estimated quarterly volumes reflected in our customers’ forecasts. While relative demand for stacked memory products may fluctuate with variations in the average selling price of DRAM chips, the average selling prices for our manufacturing services and technologies are not directly impacted by short-term changes in the price of memory. Through our investments in greater automation within our manufacturing operations and the implementation of other efficiencies in our internal processes, over time we have achieved significant reductions in our internal manufacturing costs of both our Performance Stakpak and Value Stakpak products on a per-unit basis. By passing these cost savings through to our customers in the form of lower average selling prices for our services, we are able to provide greater opportunities for OEMs to cost-effectively increase the memory capacity of their products. By increasing our production volumes within a lower cost structure, combined with increased license revenue, which generally entails lower cost of revenue, our gross margins have improved from 29% in 2000 to 49%, 51%, 49% and 42% in 2001, 2002, 2003 and 2004, respectively.

We have made significant investments to establish a high-volume manufacturing facility in Reynosa, Mexico and a quick-turn manufacturing facility in Austin, Texas. We combine proprietary tooling and flexible, state-of-the-art process technologies and tool sets to provide highly automated and cost-effective manufacturing with high production yields and reliability. Our quick manufacturing turnaround times support our customers’ need for supply chain flexibility and responsiveness.

We believe that our strong patent portfolio and intellectual property position, with over 80 issued patents and over 45 pending patent applications as of January 31, 2005, will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our stacked memory intellectual property and capabilities to establish market leadership in new technologies such as the second-generation, double-data-rate, or DDR-II, or DRAM, technology. We also are developing technologies that will enable integration of heterogeneous integrated circuits, such as processors, Flash memory (a type of nonvolatile memory) and DRAM, in a variety of applications. We plan to continue to build strategic relationships with key OEMs, memory suppliers and channel partners, and intend to leverage our flexible business model to accelerate adoption of our solutions, both in the delivery of manufactured stacked memory products and in the licensing of our technologies.

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

In June 2004, we acquired from DPAC Technologies Corp. (“DPAC”) its stacking patents and patent applications as well as certain customer information, as DPAC exited the stacking business to focus on other areas. We paid DPAC $0.6 million in June and paid additional amounts totaling approximately $0.1 million in the third quarter of 2004, including payments for related transaction costs. We are working with former DPAC customers to transition them to our Value Stakpak or Performance Stakpak products.

Industry Background

Memory is the storage available from memory chips that a computing device uses to hold data sets and the operating system and applications that are executable within that device. With more memory capacity and speed, computing devices are able to run a greater number of complex applications, handle larger data sets, manage more processes and generally perform faster. In order to obtain greater memory capacity, memory manufacturers have created memory chips containing transistors embedded in increasingly high numbers. Complex systems that handle the processing, storage and transmission of large amounts of information and that require large amounts of DRAM include:

• enterprise and network servers;	• mobile computing equipment;

• mainframes;	• network routers and switches;

• high-end workstations and desktops;	• communications systems; and

• disk arrays and data recorders;	• parallel and super computers.

Demand for Memory is Growing. The introduction of computing devices with greater processing power and more advanced operating systems and applications is driving the demand for greater amounts of memory, and in particular higher DRAM capacity. Advanced processors, such as those based on new 64-bit architectures that process twice as many bits of information as compared to the current 32-bit standard, require higher levels of memory capacity to support large operating systems and properly perform increasingly complex applications, such as data warehousing and data mining, web-based services, technical computing, digital imaging and other enterprise applications. In addition, the growing need for more bandwidth in storage and networking equipment, such as network servers and network transmission, is escalating the demand for greater amounts of memory with faster performance characteristics. Similarly, the proliferation of next-generation routers, which utilize advanced transmission techniques to efficiently direct information across networks, is increasing the demand for both processing power and memory within these devices.

Key Market Dynamics Are Intensifying. OEMs traditionally have sought to satisfy the need for greater memory capacity and higher memory speeds by using memory chips with higher densities of transistors and by increasing the number of connectors, or memory module sockets, in their systems to support a greater number of memory chips. However, these approaches are becoming more difficult to implement because significant availability, pricing and performance issues slow the transition from one generation of monolithic technology to the next.

Lagging Availability / Price-to-Performance Characteristics. In order to ensure that system parts, such as memory chips, are available to meet their production needs, OEMs typically require that parts be available from multiple suppliers in sufficient volume prior to specifying a part for use within a system. Memory chips, or monolithic DRAM, formed from a single crystal of silicon have been introduced by semiconductor manufacturers with ever-increasing memory capacity, with each new generation reflecting a doubling in available memory capacity. When first introduced, next-generation monolithic DRAM chips generally are only available in limited supply and command a significantly higher price on a per bit basis when compared to current-generation DRAM chips. Until next-generation memory technologies become readily available and cost effective, it is not feasible for OEMs to specify these technologies for use other than in their higher-end, more costly systems, leaving their broader product markets underserved.

Accelerating Speeds. In order to improve system performance, OEMs are designing systems that contain multiple central processing units, or CPUs, with increasingly fast processing speeds. Since each CPU requires its own memory, systems with multiple CPUs require correspondingly more memory capacity to avoid becoming a bottleneck to overall system performance. However, since the memory chips must function at accelerated speeds to keep pace with these faster CPUs, the number of memory module sockets must be reduced to mitigate loss of signal integrity and signal path delay, thus limiting the number of memory modules that can be installed.

Shrinking Form Factors. OEMs seek to design systems with smaller form factors to meet end-user demand for advanced processing capabilities in physically smaller products, such as mobile devices and thinner, modular circuit boards that are designed to fit within a rack unit in a data center, including blade-server systems featuring high-speed interconnection to enable networking capabilities that require less desktop equipment. In addition, as OEMs design systems with greater numbers of large CPUs, more memory is required in less available space. The combination of these factors causes OEMs to seek ways to obtain greater memory capacity in less physical space.

Thermal Management Challenges. When CPUs and memory chips process information, they generate heat, which can compromise system performance and reliability if not properly managed. The denser packing of transistors in CPUs and memory chips and the increased speeds of these devices result in more heat generation. Moreover, shrinking form factors at the system level require that these heat-generating parts be placed in a smaller space with less room for fans and other cooling devices. The combination of these factors magnifies the thermal management challenges faced by OEMs.

OEM Supply Chain Demands. OEMs typically subject new products and technologies to rigorous and extensive testing and review prior to specifying them for use within their systems. This qualification process can be expensive and time consuming with no assurance for success. OEMs also require conformance with standards, such as those set by the JEDEC Solid State Technology Association and other standard-setting organizations in order to ensure consistency in design across multiple sources of packaged memory supply. Therefore, memory manufacturers must design new memory chips within strict architectural constraints, limiting flexibility in design and requiring substantial investments in process development and production facilities in advance of qualification.

The demand for high-capacity memory solutions is growing, driven by technology improvements and new applications in computing devices, but the rate of growth in demand for greater memory is outstripping the pace at which memory manufacturers are able to cost-effectively produce next-generation monolithic memory chips and reduce the cost of current-generation memory chips. OEMs are seeking solutions that allow them to more effectively manage the transition from current- to next-generation memory. Intensifying market dynamics, such as accelerating processing speeds, shrinking form factors, higher thermal management demands and OEM supply chain requirements, are making it more difficult to meet market needs. To meet all of these demands, memory providers and OEMs must focus on ways to obtain more memory capacity and optimize the price-to-performance attributes of their systems within the intensely competitive environment of today’s semiconductor marketplace.

Our Solution

We apply our expertise in packaged memory stacking to provide intellectual property and services that enable our customers to cost-effectively improve the performance and reliability of their systems. By stacking industry-standard, current-generation memory packages, our Stakpak solutions can deliver up to four times the memory capacity per memory module as compared to current-generation monolithic chips.

The substantial majority of our units contains stacked DRAM packages, but our stacking technologies can be used with Flash memory and other packaged memory types and can be adapted to other emerging technologies. Our customers can license our stacking technologies for their in-house manufacturing of stacked memory units, outsource their manufacturing needs to us, buy stacked memory units from a licensee such as Samsung or Infineon, or optimize their needs through a combination of these approaches.

Our stacking solutions provide the following benefits:

Improve Availability / Price-to-Performance Characteristics. Our stacked memory solutions utilize readily available, lower cost, current-generation memory chips to provide next-generation memory capacity. By doing so, we help to smooth the market transition to higher-capacity memory while production capacity for next-generation memory chips is being developed. Once next-generation chips become readily available at lower costs, they become candidates for stacking to deliver even greater memory capacity to OEMs.

Enable Higher Memory Speeds. By vertically stacking TSOPs or fBGAs onto a single connection, we shorten the distance that electrical signals must travel by reducing the distance between memory circuits, thereby minimizing delays in transmission and enabling higher operating speeds with less power dissipated in the memory channel than would be attainable if the same number of chips were interconnected without stacking.

Overcome Physical Constraints. By stacking multiple TSOPs or fBGAs onto a single connection on a circuit board, our technologies enable a reduction in the number of memory module sockets and, consequently, the number of circuit boards required in a system. This approach allows OEMs to design smaller, lighter and less expensive systems.

Improve Thermal Performance. We believe that the interconnect systems featured in our Stakpak technologies help deliver superior thermal performance so that systems utilizing our stacked memory solutions reliably function according to their design specifications. We base this belief on extensive experimental data, which is supported by thermal modeling simulations and basic principles of physics.

Satisfy OEM Supply Chain Needs. Our Stakpak technologies utilize widely available industry-standard components, enabling our memory stacks to fit on the same circuit board as monolithic packaged memory chips. We combine our use of standard products with highly automated manufacturing and testing to deliver our stacked devices with high production yields.

Our Growth Strategy

We intend to build upon our leadership position in leaded packaged memory stacking and to leverage our technologies and flexible business model to continue to grow our business and expand our market opportunities. The principal elements of our growth strategy include:

Expand our DRAM Stacking Business. We believe that the strength of our intellectual property position, our superior technologies and our focused expertise uniquely position us to benefit from both growth in the high-capacity DRAM market and in the inclusion of stacked memory within that market. As monolithic memory capacity increases from 512-megabits to one-gigabit and beyond, we plan to apply our technologies to each new generation of memory to allow memory manufacturers to smoothly transition from one generation to the next and to allow OEMs to more quickly bring to market systems with enhanced performance capabilities. We intend to continually identify ways to penetrate fast-growing markets for high-capacity memory, such as next-generation routers, disk arrays that enable the redundant storage of the data across multiple disks and network interface cards that connect computers across networks. We also intend to develop stacked memory solutions that address our customers’ particular requirements. We intend to promote the use and viability of three-high and four-high stacked configurations to expand the use of stacked memory in the server and other markets and further capitalize on our leadership position.

Extend Technological Leadership into New Markets. We believe that our large patent portfolio and intellectual property position establish us as a leader in the development of intellectual property for stacking solutions. We have introduced key innovations, such as our thermal management designs, in the market for stacked, packaged memory. In addition, we believe that we have more issued United States patents directed to packaged memory integrated circuit stacks than any other United States manufacturer of such products. We intend to leverage our expertise and strong intellectual property position into markets where our technologies may have a significant impact. We intend to pursue new product opportunities and penetrate the next-generation, non-leaded stacked memory market with our new High Performance Stakpak solution. Our High Performance Stakpak solution incorporates our patented fBGA stacking technologies, and enables new levels of package miniaturization for multi-chip modules without requiring specialized testing. We also are developing our proprietary System Stakpak® technologies that will enable the stacking of multiple heterogeneous integrated circuit subsystem components, such as processor, Flash memory and DRAM, as a single packaged module. We believe that these technologies will have applications across a broad spectrum of complementary markets for products with high processing needs and form factor constraints. We intend to allocate increased resources to research and development to pursue these and other market opportunities.

Leverage Strategic Relationships. To grow our business, we will continue to cultivate strong relationships with leading OEMs, memory suppliers and channel partners. We intend to continue to collaborate with leading OEMs and memory manufacturers to design more effective high-capacity memory solutions than are currently available. We intend to continue working with channel partners and third-party manufacturers to make our stacked memory solutions widely available to OEM customers. As we expand and diversify our solutions, we intend to establish new, complementary customer and partner relationships beyond our traditional server, networking and storage markets.

Capitalize on Our Flexible Business Model. We believe that by offering our customers the options of licensing our technologies, outsourcing their manufacturing requirements to us, buying from our licensees or combining these options to best satisfy their needs, we offer advantages over companies with solely a licensing or a manufacturing business model. We intend to continue to provide high-volume manufacturing services to facilitate adoption of our technologies by our customers while aggressively pursuing new opportunities to license our technologies.

Our Stakpak Technologies

Our Stakpak solutions are designed to make our stacked memory solutions more easily accepted by OEMs by utilizing industry-standard parts to cost-effectively provide next-generation memory capacity with better size characteristics and superior thermal management design features. Although our stacking designs are capable of supporting all major types of commercially available packaged memory, including DRAM, Flash memory and static random access memory, or SRAM, which is a form of rapid access memory that retains information so long as power is supplied, we have focused our development of Stakpak technologies on the stacking of DRAM chips in leaded TSOP packages and in non-leaded fBGA packages.

Performance Stakpak. Our Performance Stakpak utilizes a patented copper interconnect technology that provides a structure and an electrical and thermal path for standard packaged DRAM chips. The Performance Stakpak uses primarily TSOPs in two-high or four-high stacked configurations. The interconnect system acts as a heat sink and heat spreader to reduce heat build-up by collecting the thermal energy and conducting it from the center of the stack to the sides, where it can be dissipated from the package. This design allows the Performance Stakpak to achieve superior heat dissipation and lower die temperatures than an unstacked TSOP.

Value Stakpak. Our lower priced Value Stakpak uses a simplified design and assembly process in which the interconnect consists of a singulated printed circuit board placed horizontally along the edges or leads of the TSOP. As a result, our Value Stakpak does not dissipate heat as well as our Performance Stakpak, but can be offered to customers for lower prices than our Performance Stakpak. For this reason, our Value Stakpak is targeted at lower-priced systems utilizing high-density memory where thermal management is not as critical, such as entry-level server platforms, communications systems, set-top boxes and consumer applications.

High Performance Stakpak. Our High Performance Stakpak consists of non-leaded DDR DRAM packages connected by a newly-designed, proprietary interconnect system to maximize interconnection signal integrity. This design supports all JEDEC-compliant DDR-II DRAM packages. The High Performance Stakpak has the same non-leaded fBGA footprint as the original monolithic fBGA packages, reducing the need for OEMs to redesign circuit boards for their stacked non-leaded memory products. In addition, our High Performance Stakpak features our patented controlled impedance interconnect system to support the signal integrity needs of the high-speed DDR-II interface.

Customers

The markets for systems utilizing high-capacity memory are served mainly by large OEMs, such as Cisco, Dell, Hewlett-Packard, IBM, Intel and Sun. We work with these and other OEMs to understand their requirements, and provide them with stacked memory solutions that they then qualify and in some cases specify for use within their systems. While we sell directly to some OEMs, we provide our stacking services indirectly to OEMs, via semiconductor, memory module and contract manufacturers, who in turn assemble our Stakpak products onto memory modules that they deliver to the OEMs. Our major semiconductor, memory module and contract manufacturing customers include Infineon, Kingston, Micron and SMART Modular, a subsidiary of Solectron, and prior to 2005, also included Celestica.

In 2004, Micron, Celestica and SMART Modular accounted for 17%, 9% and 12%, respectively, of our total revenue. SMART Modular is a supply-chain partner of Hewlett-Packard, so our products are ultimately sold through to this OEM. During 2004, Celestica was a supply-chain partner of IBM. We do not have long-term contracts with any of our manufacturing services customers. Sales of our stacked memory products are made under short-term, cancelable purchase orders that are typically received and fulfilled in the same quarter. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for a specific OEM’s systems that incorporate our stacked memory products and an OEM’s supply chain decisions.

Sales and Marketing

Our sales and marketing strategy has been primarily focused on targeting large OEMs based on the assumption that ultimate control over the selection of stacking solutions, module assembly and memory components resides with the OEMs. We have a dedicated internal sales and marketing staff responsible for maintaining continual dialogues and forging close relationships with leading OEMs. Samsung and Infineon’s sales of stacked memory products utilizing our licensed stacking technologies also help us to increase the rate at which OEMs specify our stacked memory technologies within their systems.

OEMs value improvements in memory capacity, speed, form factor, thermal management, price and reliability. Our marketing efforts emphasize the benefits of utilizing our stacked memory solutions in OEMs’ systems and our ability to deliver our solutions through our high-yield manufacturing processes with short lead times. To maintain broad application for our stacked memory technologies, we design our Stakpak solutions using industry-standard memory chips and footprints. This allows us to maintain a neutral position with respect to silicon providers and memory and contract manufacturers, thus enabling OEMs to specify the use of standardized memory chips that are available from multiple sources in high volumes while still utilizing our stacking technologies.

We generate new business primarily by expanding our relationships and working closely with OEMs to design products that satisfy their systems’ memory needs. OEMs determine the technical specifications and control the selection of vendors and contract manufacturers or memory manufacturers that will assemble and deliver the memory components. The typical OEM design cycle is a lengthy endeavor ranging from six months to two years, and during this process, our stacked memory solutions are considered among other alternative solutions and undergo arduous testing and qualification.

In August 2000, we entered into a license agreement with Samsung pursuant to which Samsung manufactures and sells memory modules containing stacked DRAM chips incorporating our leaded high-density memory stacking technologies. The agreement requires Samsung to pay us per-unit royalties based upon the number of stacked memory products Samsung sells or bundles. The agreement requires Samsung to report to us on a quarterly basis the sale of products that incorporate our technologies. Samsung generally reports shipment information 30 to 45 days after the end of the quarter in which such activity takes place. The agreement does not allow us to examine Samsung’s records to verify that the amounts being paid to us as license fees are correct. The agreement contains a non-compete provision that provides that during the term of the agreement, Samsung will not directly or indirectly sell, or invest in any company that sells, stacked products other than Staktek’s solutions for use in general and scientific computers such as mainframes, servers, work stations and desktop computers. The agreement expires in July 2005. Currently, we are in the process of negotiating with Samsung to renew this agreement. It is too early in the process to determine whether Samsung and we will reach agreement. For the years ended December 31, 2004, 2003 and 2002, license revenue from Samsung accounted for approximately 43%, 26% and 14%, respectively, of our total revenue.

In January 2004, we entered into a license agreement with Infineon. Our license to Infineon is more limited in scope than our license to Samsung. We recognized a small amount of revenue from this license agreement in the second through fourth quarters of 2004, and we do not anticipate that we will derive material revenue from this license in the future.

We do not have extended agreements with supply-chain partners but instead make sales to them from time to time through purchase orders.

Suppliers

Customers that outsource manufacturing services to us generally supply to us the packaged DRAM that they request we stack on a consignment basis. Once we receive the packaged DRAM, we stack it in our manufacturing facilities and then ship the fully assembled stacked memory products back to them. Under this consignment model, we are not required to carry an inventory of packaged DRAM for these customers, reducing our inventory costs and minimizing inventory risk associated with pricing, volumes and potential obsolescence. While we benefit from these minimized risks, if our customers are unable to obtain sufficient DRAM due to limited availability, they are unable to consign it to us for our stacking services.

In the fourth quarter of 2004, we entered into a minimum unit purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. Actual costs could vary based on the actual volume of product ordered at one time, as compared to the expected future volume per order, due to the fact that pricing per unit is dependent upon the number of units in a given order. Actual costs could also vary based on variances in actual versus forecast product mix as the minimum purchase contract covers a single product that is available in slightly varying configurations, with accordingly varying prices per unit. We expect that the minimum purchase volumes under the contract will be fulfilled in 2005.

In order to manufacture our Stakpak units, we require raw materials and components such as flex circuits, printed circuit boards, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. While we generally have multiple sources of supply of these materials, we typically procure them from limited sources to take advantage of volume pricing discounts.

Manufacturing

We believe that our ability to deliver memory stacking technologies in high-volume and with short turnaround times distinguishes us from other stacking technology providers. Our sophisticated manufacturing processes combine proprietary assembly equipment with standard, back-end automation in state-of-the-art manufacturing facilities. Since we began manufacturing our Stakpak products, we have been increasing the degree of automation, overall efficiency and production yields of our manufacturing processes.

Historically, we manufactured all of our stacked memory products in our facility in Austin, Texas. In November 2002, we purchased a 45,000 square foot manufacturing facility in Reynosa, Mexico with approximately 27,500 square feet of manufacturing space, of which approximately 75% is currently being utilized. We began transitioning our high-volume manufacturing to the Mexico facility in the first quarter of 2003. For the years ended December 31, 2004 and 2003, over 80% and 50%, respectively, of our units produced were manufactured in Mexico.

We have a formal quality assurance organization in place with a strategic focus on applying process improvements to achieve overall factory quality targets. We have been ISO certified to the ISO9001:2000 standard since 2001, as assessed by Bureau Veritas Quality International (N.A.) Inc.

Research and Development

The market for memory is subject to rapid technological changes, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to continue to succeed in these markets will depend in significant part upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis and to respond to changing customer requirements.

Since 2001, we have focused our research and development spending primarily towards the design of our Value Stakpak and High Performance Stakpak technologies, as well as to improve our manufacturing and industrial processes and engineering. We also have been designing our System Stakpak technology, which will enable packaging of heterogeneous chips and processors. Our research and development expenses were approximately $2.6 million, $2.4 million and $2.1 million in 2004, 2003 and 2002, respectively. We believe that to remain competitive and to maintain our growth, we must increase our investments in research and development with a continued focus both on designing advanced stacking and packaging technologies and on improving our manufacturing process, quality and industrial engineering and automation. Through close integration of the product development and process automation initiatives, we seek to bring together advanced product designs with process efficiencies to reduce our time to market for new technologies and increase our overall production.

Intellectual Property

Our current business and our future success depend in large part on our ability to protect our proprietary intellectual property and technologies. We do not consider our business materially dependent upon any one patent, although taken as a whole, our rights and the products made and sold under patents are the most significant element of our business. In addition to patents, we also rely on trade secrets and trademark laws and contractual provisions to protect our intellectual property. We enter into confidentiality agreements with our employees, consultants, service providers, business partners and customers and have processes and controls in place to protect and manage access to, and distribution of, our proprietary and trade secret information.

As of January 31, 2005, we had over 80 issued domestic patents. These patents primarily relate to our stacking solutions and help us protect our market position. These patents expire from time to time over the next 18 years. As of January 31, 2005, we also had over 45 patent applications pending. We continue to actively pursue filing patent applications to cover our intellectual property advancements, and we may be required to spend significant resources to monitor and protect our intellectual property rights.

Competition

The market to provide memory solutions is intensely competitive. Within that market, we believe that we compete primarily with other providers of high-capacity technologies and services to OEMs and manufacturers of high-density memory chips. The primary factors upon which we compete are product quality and reliability, manufacturing capacity, cycle times, price and prompt and effective customer service. We believe that our Stakpak technologies compete favorably in each of these factors with other competitive technologies, services and manufacturers. Providers of technologies that compete with our Performance Stakpak technology include Elpida Memory, Infineon and Samsung. Providers of technologies that compete with our Value Stakpak technology include Kingston, Micron and SimpleTech.

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

Some of our significant customers, including Samsung, Micron and Infineon, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Samsung and Infineon sell their products into the same markets as we do, and we receive a royalty based upon the number of units that they sell. Our license agreement with Samsung provides that, during the term of the agreement, Samsung will not directly or indirectly sell, or invest in any company that sells, stacked products other than our solutions for use in general and scientific computers such as mainframes, servers, work stations and desk top computers. Following the expiration of this license agreement in July 2005, Samsung may be able to compete using other technologies in the stacked products markets currently restricted by the non-compete provision of the agreement. By the terms of the agreement, Samsung and we will be able to use each other’s non-patented technology, information, know-how and processes related to the licensed technologies. However, we believe that our patent rights and the products sold under our patents are the most significant elements of our relationship with Samsung, and we do not believe that Samsung would be able to continue to produce its current stacked memory products without infringing our patent rights. Furthermore, Samsung has made significant investments in tooling, manufacturing and testing facilities and expertise as well as in product acceptance activities related to products that utilize our intellectual property. We also believe that Samsung realizes substantial financial benefits from the sale of stacked memory solutions and that its continued ability to provide these solutions to its customers is important to its relationships with its customers and OEMs. Currently, we are in the process of negotiating with Samsung to renew our license agreement. It is too early in the process to determine whether Samsung and we will reach agreement.

Government Regulation

We are subject to various United States and Mexican federal, state and local laws and regulations that are administered by numerous agencies and that relate to the protection of the environment, including those governing the discharge or disposal of pollutants and hazardous materials.

We are authorized to operate our manufacturing facility in Mexico as a Maquiladora by the Ministry of Economy of Mexico. This Maquiladora status allows us to import items into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within 18 months. Our Maquiladora status is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora authorization program; proper utilization of imported materials; hiring and training of Mexican personnel; compliance with tax, labor, exchange control and notice provisions and regulations; and compliance with local and national constraints. Under our Maquiladora authorization program, our Reynosa, Mexico facility is not subject to any mandatory periodic audits or inspections or any periodic evaluations of our Maquiladora status. However, various Mexican government agencies, particularly Mexico’s Ministry of Economy and Mexico’s Ministry of Treasury, which are primarily responsible for the oversight and regulation of Mexico’s Maquiladora programs, have a statutory right to conduct inspections and evaluations of our Reynosa, Mexico operations at their discretion to ensure our compliance with the Maquiladora authorization program.

Employees

As of March 1, 2005, we had 370 full-time employees, including 241 in operations and engineering; 38 in quality assurance; 67 in sales, general and administrative functions; 16 in research and development; and 8 in executive positions.

By region, 134 and 236 of our employees are located in the United States and in Mexico, respectively. As of March 1, 2005, 65% of our employees in Mexico are represented by a labor organization that has entered into a labor contract with us. We are not party to any collective bargaining agreements with any of our employees in the United States. We have never had a work stoppage, and we believe our relations with our employees are good.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this annual report on Form 10-K and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies by OEMs including, but not limited to, the transition from DDR-I to DDR-II technology and from leaded to non-leaded packages;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the transition from current-generation stacked products, which are based on 256-megabit monolithic DRAMs to next-generation stacked products, which are based on 512-megabit monolithic DRAMs, resulting in lower unit volumes of stacked memory products;

•	the impact of a current reduction in the prices of 512-megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256-megabit monolithic DRAMs;

•	the increasing adoption of small-package planar solutions instead of our stacking solutions by OEMs as well as DRAM suppliers;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our stacked solutions;

•	changes in OEMs’ DRAM and dual in-line memory module buying processes;

•	changes in the level of our operating expenses;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture DRAM and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 86% of our total revenue in 2004, 88% of our total revenue in 2003 and 93% of our total revenue in 2002. In particular, Samsung accounted for most of our license revenue and 43% of our total revenue in 2004, and Micron Technology, Celestica Corporation and SMART Modular Technologies accounted for 17%, 9% and 12%, respectively, of our total revenue in 2004. SMART Modular is a supply-chain partner of Hewlett-Packard, so units incorporating our stacking solutions are ultimately sold through to HP as the OEM. We sold to Celestica as a supply-chain partner of another OEM, but this OEM adopted a different business model by sourcing more of its high-density needs directly through silicon providers rather than indirectly through Staktek. The principal effect of this change was to shift some service revenue to license revenue. In addition, this shift may result in the potential loss of some business to alternative technologies. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate stacked memory utilizing our stacking technologies. In the future, these customers may decide not to specify products that incorporate our stacking technologies for use in their systems, purchase fewer stacked memory products than they did in the past or alter their purchasing patterns.

Some of our customers have sought or are seeking to design alternative solutions, either internally or through third parties, to address their need for greater memory capacity. The success of these efforts could have an adverse effect on the prices we are able to charge our customers, and the volume of units that incorporate our stacking solutions, which would negatively affect our revenue and operating results.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea and represented most of our license revenue and 43% of our total revenue in 2004. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and Samsung, which could materially and adversely affect our operating results.

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

We rely on a combination of patent, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants and third parties, and control access to and distribution of our documentation and other proprietary information. It is possible that these efforts to protect our intellectual property rights may not:

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

Through the first quarter of 2004, we derived all of our license revenue from our license agreement with Samsung. We expect to continue to receive the substantial majority of our license revenue from this license agreement until its expiration. This agreement requires Samsung to pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. This license expires in July 2005. Currently, we are in the process of negotiating with Samsung to renew this agreement. It is too early in the process to determine whether Samsung and we will reach agreement. If we are unable to extend this agreement on terms favorable to us or at all, if Samsung terminates this agreement, or if Samsung renews this agreement but does not continue to utilize as much of our stacking technology as it currently utilizes, our business, financial condition and results of operations could be materially harmed.

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

We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and midrange server market, which constituted 82% of our total services revenue in 2004, 98% of our total services revenue in 2003 and 100% of our total services revenue in 2002. If the market for these servers deteriorates or the use of our stacked services and technologies in this market declines, our operating results would be materially and adversely affected.

The average selling prices of our services and technologies could decrease rapidly which may negatively impact our revenue and gross margins.

We may experience substantial period-to-period fluctuations in our future revenue and operating results due to a decline in the average selling prices for our services and technologies. From time to time, we reduce the average unit price of our services and technologies in anticipation of future competitive pricing pressures, declining DRAM chip prices, introductions of new services and technologies by us or our memory suppliers and other factors. The high-density memory market is extremely cost sensitive due to potentially high order volumes combined with memory buyers’ expectations for aggressive price reductions over time. As a consequence, the average selling prices of monolithic DRAM chips historically have declined as new product generations are commercialized. We expect that these factors will continue to create downward pressure on our average selling prices, which may, in turn, negatively impact our revenue and gross margins, particularly if we are unable to offset reductions in average selling prices by increasing our unit volumes or reducing our manufacturing costs. To maintain our gross margins, we will need to develop and introduce new services and technologies on a timely basis and continually reduce our costs. Our failure to do so could cause our revenue and gross margins to decline.

We are a relatively small company with limited resources compared to some of our current and potential competitors, and we may not be able to compete effectively and maintain or increase our market share.

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. Some of these companies are better positioned to influence industry acceptance of a particular industry standard or competing technology than we are. These companies may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products or technologies at a lower price. They also may be able to adopt more aggressive pricing policies than we can adopt. In addition, some of our current and potential competitors have established relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products.

Some of our significant customers, including Samsung, Micron and Infineon, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We have limited sales and marketing resources. As our business evolves to become more of a royalty-based model, we may have to employ more rigorous sales and marketing efforts, hire more sales and marketing personnel and engage in lengthy negotiations to reach agreement with potential licensees. As a result, our operating expenses may increase, and we may incur losses in periods that precede the generation of royalties under licensing agreements. If the sales and marketing efforts that we direct at potential licensees of our technologies are unsuccessful, then we may not be able to license our technologies or earn related royalties.

Our reliance on our memory manufacturer customers for the DRAM chips used in stacked products that incorporate our stacking technologies subjects us to the risk of a shortage of these chips, adversely impacting our ability to fulfill orders from other customers, risks of natural disasters and other factors that could cause disruptions in the supply of DRAM chips.

Our ability to fulfill customer orders is dependent on a sufficient supply of DRAM chips to which we apply our manufacturing services. Historically, our customers have shipped on consignment their DRAM chips to be stacked, which we stack and then return to them. We have no DRAM supply contracts under which we are currently operating. In acquiring DRAM chips, supply options are very limited because of the small number of memory manufacturers. Our dependence on our customers’ provision of DRAM chips to us on a just-in-time consignment basis, rather than through guaranteed supply contracts, subjects our business to risks associated with unforeseen disruptions in the industry availability of DRAM chips. During the second and third quarters of 2004, there was a shortage of DRAM chips available in the market. This shortage negatively impacted our ability to fulfill customer orders, which resulted in a decrease in shipments in these quarters. Any future shortage could result in a similar decrease in shipments, which would adversely impact our operating results and financial condition.

In addition, natural disasters or other factors could cause delays or reductions in product shipments that could negatively affect our revenue and operating results. Moreover, since the majority of DRAM chips are manufactured in the Pacific Rim region, we believe that the risk of exposure of DRAM suppliers to earthquakes, typhoons, political unrest, terrorist activity, severe acute respiratory syndrome, or SARS, other infectious diseases or other similar events is of particular concern. Any unexpected interruption in the manufacture of other key electronic components used in association with stacked products that incorporate our stacking technologies could disrupt production of devices that use our services and technologies, thereby adversely affecting either our ability to deliver products to our customers or the customers’ demand for our services and technologies.

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

We have not historically recorded a bad debt allowance or established reserves for our accounts receivable because we have not had significant credit losses or other collections issues during the periods for which financial information is presented. Although we do not believe that we will incur any material credit losses in the foreseeable future, if we were to do so, our financial condition and results of operations could be harmed. Furthermore, should we face any collections issues in the future, it could become necessary to begin recording a bad debt allowance, which could negatively impact our results of operations.

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

In order to manufacture our Stakpak solutions, we require raw materials and components such as flex circuits, printed circuit boards, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. We typically procure these materials from limited sources to take advantage of volume pricing discounts. Shortages in these materials may occur from time to time. In addition to shortages, we could experience quality problems with these materials, which could result in returning them to our supplier. These shortages and returns could extend the turnaround times of our manufacturing services. If our supply of materials is interrupted for any reason, or our manufacturing turnaround times are extended, our results of operations could be adversely affected.

We shifted the substantial majority of our manufacturing operations from Austin, Texas to Reynosa, Mexico, and our failure to continue to manage this shift in our operations and our growth could materially and adversely affect our business.

We shifted our high-volume manufacturing capacity from our Austin, Texas facility to a new manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the fiscal year ended December 31, 2004, we manufactured over 80% of our units in Mexico. In addition, we shifted all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004. This shift in our operations, combined with the growth in our business overall in recent periods, has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Our manufacturing facility in Reynosa, Mexico could expose us to new and significant risks.

Our high-volume manufacturing facility in Reynosa, Mexico provided over 80% of our unit production in the fiscal year ended December 31, 2004. In addition, we shifted all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004. This facility is exposed to certain risks as a result of its location, including:

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

We operate our manufacturing facility in Mexico as a Maquiladora and any loss of this status or change in the laws affecting Maquiladoras, or disputes with the labor union in Mexico, could materially harm our financial results.

In the fiscal year ended December 31, 2004, we manufactured over 80% of our stacked memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of March 1, 2005, 65% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

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

If we manufacture stacked memory products that are defectively manufactured, used in defective or malfunctioning products or contain defective components, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, we cannot assume that it will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, results of operations and reputation, and on our ability to attract and retain licensees and customers.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 59% in 2004, 49% in 2003 and 73% in 2002. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship stacked memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Recently enacted and proposed changes in securities laws and regulations have increased our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, or SEC, have required changes to some of our corporate governance practices. The Sarbanes-Oxley Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the National Association of Securities Dealers, or NASD, has adopted revisions to its requirements for companies, such as us, that propose to have securities listed on the Nasdaq Stock Market. These new rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, time consuming and costly. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee, as well as qualified executive officers.

Available Information

We maintain a web site at www.staktek.com, which makes available free of charge our filings with the SEC. Our quarterly reports on Form 10-Q, annual report on Form 10-K, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available through the Investor Relations page of our web site as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our web site and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 2. PROPERTY

Our principal executive offices are located at 8900 Shoal Creek Boulevard, Suite 125, Austin, Texas 78757. The facility consists of approximately 46,000 square feet of office space under lease through 2010. It houses all executive, administrative and research functions and staff. We also manufacture at this facility.

In January 2003, we commenced manufacturing operations at our new facility in Reynosa, Mexico. This facility consists of approximately 45,000 square feet, which we own. In the year ended December 31, 2004, we manufactured over 80% of our products at this facility.

We continue to evaluate our future real estate needs based on the current industry environment and our business requirements.

ITEM 3. LEGAL PROCEEDINGS

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers (the “Defendants”). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2004, we were not involved in any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the Nasdaq National Market since February 6, 2004 under the symbol STAK. As of March 1, 2005, there were 32 holders of record of our common stock.

The following tables sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year 2004:
Quarter Ended March 31 (beginning February 6)	$15.61	$11.42
Quarter Ended June 30	$13.00	$4.97
Quarter Ended September 30	$6.46	$3.79
Quarter Ended December 31	$4.77	$3.35

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

Use of Proceeds

Of the approximately $145.5 million aggregate gross proceeds from our initial public offering, we applied approximately $10.2 million to underwriting discounts and commissions; $1.9 million to related costs; $78.8 million to pay in full our senior, short-term and subordinated debt (including accrued interest and fees); and $30.6 million to redeem our outstanding preferred stock. As a result, we retained approximately $24.0 million of the offering proceeds.

We are using the remainder of the proceeds of the offering for working capital and other general corporate purposes, including capital expenditures and research and development. We may also use a portion of the net proceeds to us to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or to establish joint ventures. We have no current agreements or commitments with respect to any investment, acquisition or joint venture, and we currently are not engaged in negotiations with respect to any investment, acquisition or joint venture. We have invested the remaining net proceeds to us from this offering in short-term, interest-bearing, investment grade securities.

Dividends

We have not declared or paid cash dividends on our common stock. We expect to retain all available funds and any future earnings for use in the operation and development of our business.

Our redeemable preferred stock (the “Preferred Stock”) issued in August 2003 accrued a cumulative dividend at a rate of 8% per annum. In February 2004, we paid all accumulated dividends totaling $1.1 million to holders of our Preferred Stock, and all outstanding shares of our Preferred Stock were redeemed and canceled.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our common stock during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1-31, 2004	—	$—	—	Approx. $12.6 million
November 1-30, 2004	236,000	3.96	236,000	Approx. $11.7 million
December 1-31, 2004	237,000	4.36	237,000	Approx. $10.6 million

TOTAL	473,000	$4.16	473,000

(1)	On July 28, 2004, we announced that the Board approved a stock repurchase program for up to $15 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 of this annual report on Form 10-K. The consolidated statement of operations for the fiscal year ended December 31, 2002, the period from January 1, 2003 to August 20, 2003, the period from inception to December 31, 2003 and the fiscal year ended December 31, 2004, and the consolidated balance sheet data as of December 31, 2003 and December 31, 2004 are derived from our audited consolidated financial statements appearing elsewhere in this annual report on Form 10-K. The consolidated statement of operations for the fiscal years ended December 31, 2000 and December 31, 2001, and the consolidated balance sheet data as of December 31, 2000, December 31, 2001 and December 31, 2002, are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31,
				2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations:
Revenue:
Services	$41,047	$21,020	$31,509	$40,288	$48,298	$39,056
License	32,579	6,202	12,624	6,728	927	—

Total revenue	73,626	27,222	44,133	47,016	49,225	39,056
Cost of revenue:
Services	26,104	9,763	19,813	23,063	24,922	27,733
Amortization of acquisition intangibles	15,785	4,584	—	—	—	—
Amortization of deferred stock-based compensation and stock compensation expense	601	1,935	20	—	(11)	24

Total cost of revenue	42,490	16,282	19,833	23,063	24,911	27,757

Gross profit	31,136	10,940	24,300	23,953	24,314	11,299
Operating expenses:
Selling, general and administrative (1)	8,431	3,397	3,085	3,836	5,232	6,154
Research and development (1)	2,563	854	1,560	2,084	1,260	1,030
Business restructuring and acquisition	—	2,452	3,376	306	—	—
In-process research and development	—	700	—	—	—	—
Amortization of acquisition intangibles	1,855	1,058	—	—	—	—
Amortization of deferred stock-based compensation and stock compensation expense	4,376	3,734	22	—	19	24

Total operating expenses	17,225	12,195	8,043	6,226	6,511	7,208

Income (loss) from operations	13,911	(1,255)	16,257	17,727	17,803	4,091
Interest and other income (expense), net	(837)	(3,363)	80	238	1,843	13

Income (loss) before income taxes	13,074	(4,618)	16,337	17,965	19,646	4,104
Provision for income taxes	5,268	656	6,861	6,439	6,186	1,487

Net income (loss)	7,806	(5,274)	9,476	11,526	13,460	2,617
Preferred stock dividends	(266)	(872)	—	—	—	—

Income (loss) available to common stockholders	$7,540	$(6,146)	$9,476	$11,526	$13,460	$2,617

Earnings (loss) per share:
Basic	$0.16	$(0.17)	$5.16	$6.33	$7.49	$1.48

Diluted	$0.15	$(0.17)	$4.86	$6.01	$7.07	$1.39

Shares used in computing earnings (loss) per share:
Basic	47,234	36,647	1,836	1,822	1,798	1,767
Diluted	50,996	36,647	1,949	1,917	1,903	1,884
(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:
Selling, general and administrative	$4,313	$3,718	$22	$—	$19	$24
Research and development	63	16	—	—	—	—

	$4,376	$3,734	$22	$—	$19	$24

	Staktek Holdings, Inc.		Predecessor Company
	As of December 31,		As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,984	$31,165	$31,449	$24,906	$19,417
Working capital	82,011	25,404	36,188	26,275	11,023
Total assets	155,471	137,542	58,781	41,571	41,080
Capitalized lease obligations, less current maturities	—	51	167	280	721
Long term debt, less current portion	—	65,125	—	—	667
Redeemable preferred stock	—	30,372	—	—	—
Total stockholders’ equity	141,807	315	44,419	32,783	19,219

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the audited consolidated financial statements and notes appearing in Item 8 of this annual report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding fiscal year 2005 revenue; selling, general and administrative expenses and research and development expenses in the next few quarters; the impact of current transitions in our industry and their impact on our business; expectations regarding the transition from 256-megabit memory to 512-megabit memory; expectations regarding the future of planar solutions and the impact to our business; our future position in our market; the sufficiency of our cash for operations for the next year; and the extension or renegotiation of our license agreement with Samsung. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Factors Affecting Our Future Operating Results” appearing in Item 1 of this annual report on Form 10-K, and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Factors Affecting Our Future Operating Results,” as well as in the documents filed by us with the Securities and Exchange Commission, specifically our final prospectus dated February 5, 2004, as well as our quarterly reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We provide manufacturing services to deliver high-capacity memory stacking solutions and also offer licenses of our technologies to our customers to enable them to manufacture stacked memory products. In addition, we offer a broad range of services to support our customers’ needs, including design of custom-stacked memory assemblies, electrical modeling assistance and component inventory management.

Since our inception in 1990, we have been an innovator in the development of technologies to enable stacking of integrated circuits, with an initial focus on customized stacking solutions. In 1994, we released our original Stakpak technology, which stacked DRAM chips packaged in industry-standard TSOPs. In 1998, we began shipping our third-generation Stakpak technology by offering our Performance Stakpak, enabling dramatically lower Stakpak pricing through our implementation of automated manufacturing processes. In 2001, we introduced our Value Stakpak product as a low-cost stacked high-density memory solution for devices and systems with lower thermal management requirements. Our fourth generation solution, the High Performance Stakpak, was introduced in 2003 and offers next-generation memory and performance capabilities in a non-leaded stacked memory package.

The vast majority of the stacked solutions provided by us to date have been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in midrange and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Dell, HP, IBM, Intel and Sun Microsystems. To a lesser extent, we sell our stacked solutions directly to OEMs. Some of our customers place blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders do not represent commitments to purchase given quantities of our products, but serve as non-binding forecasts for pricing, administrative and general scheduling purposes. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us for stacking. We have no long-term purchase agreements with any of our customers.

Through our flexible OEM-centric business model, our customers can license our proprietary stacking technologies. To date, we have entered into license agreements with Samsung and Infineon. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked DRAM chips incorporating our leaded-package stacking technologies. In 2004, 2003 and 2002, 43%, 26% and 14% of our total revenue in such respective periods were derived from royalties recognized under our agreement with Samsung. Our license to Infineon is more limited in scope than our license to Samsung. We recognized a small amount of revenue from this license agreement in the second through fourth quarters of 2004, and we do not anticipate that we will derive material revenue from this license in the future.

We price our stacked memory solutions based on a number of factors, and in particular, on the estimated quarterly volumes reflected in our customers’ forecasts. While relative demand for stacked memory products may fluctuate with variations in the average selling price of DRAM chips, the average selling prices for our manufacturing services and technologies are not directly impacted by short-term changes in the price of memory. Through our investments in greater automation within our manufacturing operations and the implementation of other efficiencies in our internal processes, over time we have achieved significant reductions in our internal manufacturing costs of both our Performance Stakpak and Value Stakpak products on a per-unit basis. By passing these cost savings through to our customers in the form of lower average selling prices for our services, we are able to provide greater opportunities for OEMs to cost-effectively increase the memory capacity of their products. By increasing our production volumes within a lower cost structure, combined with increased license revenue, which generally entails lower cost of revenue, we have been able to improve our gross margins from 29% in 2000 to 49%, 51%, 49% and 42% in 2001, 2002, 2003 and 2004, respectively.

Our predecessor company, Staktek Corporation, was incorporated in Texas in June 1990. Two investment funds affiliated with Austin Ventures, LP acquired Staktek Corporation in August 2003 through a merger of a wholly owned subsidiary of our Company with and into Staktek Corporation. As a result of this merger, Staktek Corporation became our wholly owned subsidiary. We did not have any operations prior to August 21, 2003, other than in connection with the Staktek acquisition.

On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Our sale of shares of common stock, including the underwriters’ exercise of their over-allotment option, resulted in aggregate net proceeds of approximately $133.4 million. See Note 3 of Notes to the Consolidated Financial Statements for additional information.

In June 2004, we acquired from DPAC its stacking patents and patent applications as well as certain customer information, as DPAC exited the stacking business to focus on other areas. We paid DPAC $0.6 million in June and paid additional amounts totaling approximately $0.1 million in the third quarter of 2004, including payments for related transaction costs. We are working with former DPAC customers to transition them to our Value Stakpak or Performance Stakpak products.

The following text describes certain line items of our consolidated statements of operations.

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

Cost of Revenue. Cost of revenue includes depreciation of equipment, direct and indirect labor costs, costs of flex circuits and other components and raw materials and facilities costs associated with our manufacturing operations. Cost of revenue also includes the amortization of intangible assets associated with the Staktek acquisition and amortization of certain patents. Portions of our cost of revenue are fixed in any given period. We exclude from cost of revenue the costs of memory packages purchased by us and then sold to our customers since we do not bear meaningful inventory risk.

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

Research and Development. Research and development expenses include expenses related to product development and design, engineering, process development, equipment and tooling design, fabrication and implementation, test hardware and software design and implementation and amortization of certain patents. Research and development expenses, however, do not necessarily reflect all of our engineering efforts. Our engineering group also provides various support functions in the manufacturing of products currently in production. The costs of such support are included in cost of revenue. Therefore, significant fluctuations in research and development expenses may occur from period to period depending on the nature and extent of engineering activities over any given time frame. In addition, we devote significant resources to design, develop and implement automated machinery for our products. General product and process development costs that are not associated with either a specific customer product or a standard product to be offered for sale are considered to be research and development activities and are accounted for as research and development expenses.

Business Restructuring and Acquisition. Business restructuring and acquisition costs consist of expenses associated with the Staktek acquisition and costs associated with the reduction of our workforce in Austin, Texas during 2003 as the result of the move of our high-volume manufacturing facility to Reynosa, Mexico.

Amortization of Acquisition Intangibles. Amortization of acquisition intangibles consists of amortization of acquired identifiable intangible assets resulting from the Staktek acquisition in August 2003.

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

Provision for Income Taxes. We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ended December 31, 2004, the Company’s effective tax rate was 40.3%.

Results of Operations

The following table presents our operating results for the periods indicated as a percentage of total revenue:

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Revenue:
Services	55.8%	77.2%	71.4%	85.7%
License	44.2	22.8	28.6	14.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Services	35.5	35.9	44.9	49.1
Amortization of acquisition intangibles	21.4	16.8	—	—
Amortization of deferred stock-based compensation and stock compensation expense	0.8	7.1	—	—

Total cost of revenue	57.7	59.8	44.9	49.1

Gross profit	42.3	40.2	55.1	50.9
Operating expenses:
Selling, general and administrative	11.5	12.5	7.0	8.2
Research and development	3.5	3.1	3.5	4.4
Business restructuring and acquisition	—	9.0	7.7	0.6
In-process research and development	—	2.6	—	—
Amortization of acquisition intangibles	2.5	3.9	—	—
Amortization of deferred stock-based compensation and stock compensation expense	5.9	13.7	0.1	—

Total operating expenses	23.4	44.8	18.3	13.2

Income (loss) from operations	18.9	(4.6)	36.8	37.7
Interest and other income (expense), net	(1.1)	(12.4)	0.2	0.5

Income (loss) before income taxes	17.8	(17.0)	37.0	38.2
Provision for income taxes	7.2	2.4	15.5	13.7

Net income (loss)	10.6%	(19.4%)	21.5%	24.5%

We were formed in May 2003 for purposes of acquiring Staktek Corporation. We had no operations prior to August 21, 2003 other than in connection with the Staktek acquisition. In our discussion of our results of operations in 2003, we discuss each line item in the consolidated statement of operations on a combined basis for comparative purposes. These combined amounts represent the sum of the financial data for Staktek Corporation and us for the periods from January 1, 2003 through December 31, 2003. These combined amounts are for informational purposes only.

Revenue

Total revenue for the year ended December 31, 2004 was $73.6 million, compared to revenue of $71.4 million and $47.0 million for the years ended December 31, 2003 and 2002, respectively. Unit volume of Stakpak products that we recognized as revenue in 2004 increased by 21.1 million units, or 50%, to 63.3 million units, from 42.2 million units in 2003. The positive impact from this increase in unit volume was the result of an increase in units produced under license, offset by a decline in units manufactured by us. Services revenue in 2004 was $41.0 million, compared to $52.5 million and $40.3 million for 2003 and 2002, respectively. License revenue in 2004 was $32.6 million, compared to $18.8 million and $6.7 million for 2003 and 2002, respectively.

Services revenue in fiscal year 2004 decreased from fiscal year 2003 primarily due to lower units shipped and a shift in customer demand to our lower-priced Value Stakpak product. The decrease in demand for our Performance Stakpak product was due mainly to three factors. The first factor was that as a result of the price parity between stacked 256-megabit DRAM densities and non-stacked, monolithic 512-megabit DRAM densities, our customers did not need to utilize stacked 256-megabit DRAM but instead could use a single monolithic 512-megabit DRAM for the same cost or less. The second factor regarding the decrease in demand was the overall DRAM supply shortage during the second and third quarters of 2004. Third, we had been selling to Celestica as a supply-chain partner of IBM, but IBM adopted a different business model by sourcing more of its high-density needs directly through silicon providers rather than indirectly through Staktek. The principle effect of this change was to shift some service revenue to license revenue. In addition, this shift may result in the potential loss of some business to alternative technologies. It is not possible to specifically quantify the impact of these factors on our 2004 results. License revenue increased $13.8 million during 2004, compared with the same period of the prior year due primarily to higher royalty revenue from Samsung, and to a lesser extent, due to the addition of Infineon as a licensee in 2004.

Total revenue in 2003 increased by $24.4 million, or 51.8%, to $71.4 million from $47.0 million in 2002. Services revenue increased by $12.2 million, or 30.4%, to $52.5 million, or 73.6% of total revenue, in 2003 from $40.3 million, or 85.7% of total revenue, in 2002. In 2003, license revenue increased by $12.1 million, or 180%, to $18.8 million, or 26.4% of total revenue, from $6.7 million, or 14.3% of total revenue, in 2002. Revenue in 2003 benefited from increased customer demand for greater high-density memory capacity and faster processor speeds over a broader range of OEM products as provided by our Stakpak products and stacked memory packages using our technologies that were sold by Samsung. Unit volume of Stakpak products recognized as revenue in 2003 increased by 24.5 million units, or 138%, to 42.2 million units from 17.7 million units in 2002. The positive impact from this increase in unit volume was partially offset by a 36% decline in overall average selling prices. We calculate average selling prices by dividing total revenue by total manufactured and licensed units. This decline in the overall average selling price resulted in part from the increased proportion of license revenue as a component of total revenue.

Because next-generation TSOPs deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we are experiencing an increase in the number of units based on 512-megabit memory TSOPs shipped in 2004, as compared to similar units shipped in 2003. We anticipate that the transition cycle will run its course in the next several quarters, but may repeat with future generations of DRAM chips, such as when one-gigabit chips displace 512-megabit chips as the lowest cost-per-bit memory chip.

In addition to this transition, there are two other transitions that are impacting us. The first is the transition from DDR-I to DDR-II memory devices. The second transition involves the shift from leaded to non-leaded package technology. We expect a significant portion of both of these transitions to occur in 2005. This combination of industry transitions enables planar solutions, which allow additional memory devices to be directly attached on the printed circuit board without the need for stacking, to increase as a competitive threat. We believe that some of the major OEMs and DRAM suppliers currently are using planar solutions and we expect them to utilize a greater percentage of planar solutions in the near future in legacy DDR-I technologies as well as in next-generation DDR-II technologies. However, we believe that these planar solutions will have a limited window of opportunity, since increasing die sizes and higher speed requirements are expected to limit their use over time.

It is not possible to specifically quantify the impact of these three ongoing transitions on our future business. We do expect decreased revenues in the short term with the combination of the transition from 256-megabit DRAM to 512-megabit DRAM, the transition from leaded to non-leaded packaging technology, and the increased use of competitive technologies, such as planar solutions, for what we believe will be a limited period of time. However, we believe that once these transitions are complete, we will be well positioned in our market.

Our license agreement with Samsung expires in July 2005. Currently, we are in the process of negotiating with Samsung to renew this agreement. It is too early in the process to determine whether Samsung and we will reach agreement. Samsung has made significant investments in tooling, manufacturing, testing facilities and expertise as well as in product acceptance activities. We also believe that Samsung realizes substantial financial benefits from the sale of stacked memory solutions incorporating our proprietary technologies, and that Samsung’s continued ability to provide these solutions is important to its relationships with its customers and OEMs. We believe that if Samsung does not extend or renegotiate this agreement, Samsung would not be able to continue to produce its current stacked memory products without infringing our patent rights. If we enter into a relationship with Samsung whereby we provide manufacturing services to them, we expect that our gross profit per unit would improve while our gross margins, or gross profit as a percentage of revenue, would decline as the proportion of our license revenue to overall revenue declines. If we are unable to extend this agreement on terms favorable to us or at all, if Samsung renews but does not utilize as much of our stacking technology as it currently uses, or if Samsung terminates this agreement, our license revenue from this agreement could be reduced or eliminated. If Samsung’s customers do not use our manufacturing services or buy the stacked high-density memory solutions from one of our other supply-chain partners, our revenue, operating results and cash flows could be reduced.

The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Samsung	43%	23%	29%	14%
Micron	17%	24%	29%	14%
Celestica	*	17%	17%	21%
Smart	12%	11%	10%	*
Infineon	*	*	*	39%

*	Amount does not exceed 10% for the indicated period.

Gross Profit

Gross profit for the year ended December 31, 2004 was $31.1 million, or 42.3% of revenue. This amount represents a decrease of $4.1 million, compared to gross profit of $35.2 million, or 49.4% of revenue, for the year ended December 31, 2003. The decrease in gross profit dollars for 2004 was due to the $11.2 million increase in the cost of revenue component of amortization of acquisition intangibles recorded in 2004 versus 2003, a shift in our mix of products to our lower-margin Value Stakpak product and an overall decline in in-house stacked units in 2004. These decreases were partially offset by reduced direct labor and benefits as a result of the increased utilization of our high-volume manufacturing facility in Reynosa, Mexico in 2004 and by the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 44.2% of total revenue in 2004 from 26.4% of total revenue in 2003. Gross profit as a percentage of revenue was reduced by 22.2 percentage points during 2004 due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue, as compared with a 9.2 percentage point impact of these items on overall gross margin during 2003. Our manufacturing services’ gross margin percentage, defined as gross profit calculated from services revenue and services cost of revenue, decreased by approximately 7.3 percentage points in 2004 as compared to 2003 due mainly to fixed costs being spread over fewer units and the shift in mix to our Value Stakpak product, partially offset by the reduction in manufacturing costs resulting from the increased utilization of our high-volume manufacturing facility in Mexico in 2004.

Gross profit increased $11.3 million, or 47.1%, in 2003 to $35.2 million from $24.0 million in 2002. Gross profit as a percentage of revenue, also referred to as gross margin, decreased to 49.4% in 2003 from 50.9% in 2002. The improvement in gross profit was largely attributable to the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 26.4% of total revenue in 2003 from 14.3% of total revenue in 2002. Gross margin in our manufacturing services increased by approximately 0.9 percentage points in 2003 as we realized economies of scale in our automated manufacturing operations through increased volumes of production. However, gross margin was reduced by 9.2 percentage points in 2003 due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2004 was $8.4 million, or 11.5% of revenue. This amount reflected an increase of $1.9 million, or 29.2%, as compared to selling, general and administrative expense of $6.5 million, or 9.1% of revenue, for the year ended December 31, 2003. The increase in selling, general and administrative expense during 2004 relative to 2003 was primarily due to an increase in directors’ and officers’ insurance costs of $1.3 million, increased staffing costs of $0.7 million and audit and tax services of $0.2 million, mainly as a result of being a public company. We expect our expenses related to operating as a public company will increase in 2005 as a result of completing our internal and external audits to comply with Section 404 of the Sarbanes-Oxley Act by December 31, 2005. We expect selling, general and administrative expense to range between 15 to 18% of revenue over the next several quarters.

Selling, general and administrative expenses increased by $2.6 million, or 69.0%, to $6.5 million in 2003, or 9.1% of revenue, from $3.8 million, or 8.2% of revenue, in 2002. The majority of the increase was due to increased salaries and benefits of $0.9 million, $0.7 million in higher litigation expenses as well as the increase in profit sharing and related incentive expenses of $0.5 million in 2003.

Research and Development

Research and development expense for the year ended December 31, 2004 was $2.6 million, or 3.5% of revenue, which reflected an increase of $0.2 million, or 6.2%, as compared with research and development expense of $2.4 million, or 3.4% of revenue for the year ended December 31, 2003. The increase in costs for the year was primarily due to increased materials costs as we develop our processes for stacking new fBGA packages and by amortization of the patents acquired from DPAC in the second quarter of 2004, partially offset by lower process development expenses. We intend to devote additional resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-II, DRAM chips in fBGA packages, non-DRAM homogeneous circuits, and heterogeneous circuits (our System Stakpak). As a result, we expect research and development expenses to range between 5 to 7% of revenue in the next several quarters. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us for qualification and manufacturing of products based on these new technologies.

Research and development expenses increased by $0.3 million, or 15.8%, to $2.4 million, or 3.4% of revenue, in 2003 from $2.1 million, or 4.4% of revenue, in 2002.

In-process Research and Development

Of the total purchase price we paid in the acquisition of the predecessor company, we allocated $0.7 million to in-process research and development (“IPR&D”), and expensed it. We based the value of IPR&D on an evaluation of all developmental projects using the guidance set forth in Financial Accounting Standards Board, or FASB, Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

Business Restructuring and Acquisition

There were no business restructuring or acquisition-related costs in 2004.

During the year ended December 31, 2003, we recorded business restructuring and acquisition expenses of $5.8 million, comprised of $5.3 million of expenses associated with the Staktek acquisition and severance costs of $0.5 million associated with the move of our high-volume manufacturing facility to Reynosa, Mexico. In the fourth quarter of 2002, we incurred $0.3 million in business restructuring costs associated with the move of our high-volume manufacturing facility to Reynosa, Mexico.

Amortization of Acquisition Intangibles

During the year ended December 31, 2004, we amortized $17.6 million of intangible assets resulting from the Staktek acquisition during the third quarter of 2003, with $15.8 million allocated to cost of revenue and $1.8 million to operating expenses. During the year ended December 31, 2003, we amortized $5.6 million of intangible assets from that acquisition, with $4.6 million allocated to cost of revenue and $1.0 million to operating expenses.

Amortization of Deferred Stock-Based Compensation and Stock Compensation Expense

We recorded amortization expense associated with deferred stock-based compensation of $5.0 million for the year ended December 31, 2004 with $0.6 million allocated to cost of revenue and $4.4 million to operating expenses. We recorded amortization expense associated with deferred stock-based compensation of $5.7 million for the year ended December 31, 2003 with $1.9 million allocated to cost of revenue and $3.8 million to operating expenses. There was no expense associated with deferred stock-based compensation for the year ended December 31, 2002. We will continue to amortize the existing deferred compensation balance through 2007.

Interest and Other Income (Expense)

Interest and other expense, net, for the year ended December 31, 2004, was $0.8 million, as compared to $3.3 million for the year ended December 31, 2003. The decrease in interest and other expense, net, for 2004 versus 2003 was mainly due to interest expenses associated with the senior and subordinated debt incurred to finance the Staktek acquisition in 2003, which was repaid following the Company’s initial public offering in February 2004.

We incurred interest and other expense, net, in 2003 of $3.3 million compared to interest and other income, net, in 2002 of $0.2 million. The increased expense in 2003 was primarily attributable to interest expenses associated with the senior and subordinated debt incurred to finance the Staktek acquisition.

Provision for Income Taxes

We incurred income tax expense of $5.3 million and $7.5 million in the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, our effective tax rate was 40.3% and 64.1%, respectively. The effective tax rate differed from the federal statutory rate of 35% due primarily to the impact of certain stock compensation expenses that were not tax deductible, in addition to other permanent items.

We incurred income tax expense of $7.5 million and $6.4 million in the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, our effective tax rate was 64.1% and 35.8%, respectively. The higher effective tax rate in 2003 was primarily due to the non-deductibility for income tax purposes of certain transaction costs associated with the Staktek acquisition and the amortization of acquisition intangibles.

Quarterly Results of Operations

The following table presents unaudited results of operations of the predecessor company for each of the quarters in the period ended June 30, 2003 and for the period from July 1, 2003 to August 20, 2003 as well as our results of operations for the period from inception to September 30, 2003, the quarter ended December 31, 2003, and each of the quarters in the year ended December 31, 2004. You should read the following table in conjunction with the consolidated financial statements and related notes contained in Item 8 in this annual report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Staktek Holdings, Inc.						Predecessor Company
	Three Months Ended					Inception to Sep. 30, 2003	Jul. 1, 2003 to Aug. 20 2003	Three Months Ended
	Dec. 31, 2004	Sep 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003			Jun. 30, 2003	Mar. 31, 2003
	(in thousands, except per share data)
Revenue:
Services	$9,762	$8,249	$10,422	$12,614	$15,325	$5,695	$8,450	$12,032	$11,027
License	7,909	7,820	7,663	9,187	6,202	—	4,808	3,656	4,160

Total revenue	17,671	16,069	18,085	21,801	21,527	5,695	13,258	15,688	15,187
Gross profit	7,085	6,169	7,480	10,402	9,461	1,479	8,942	7,994	7,364
Net income (loss)	1,686	1,220	2,042	2,858	(3,054)	(2,220)	2,202	3,810	3,464
Income (loss) available to common stockholders	$1,686	$1,220	$2,042	$2,592	$(3,657)	$(2,489)	$2,202	$3,810	$3,464
Earnings (loss) per share:
Basic	$0.03	$0.03	$0.04	$0.06	$(0.10)	$(0.07)	$1.20	$2.07	$1.89
Diluted	$0.03	$0.02	$0.04	$0.05	$(0.10)	$(0.07)	$1.13	$1.94	$1.76
Shares used in computing earnings (loss) per share:
Basic	48,880	48,214	48,407	43,431	36,804	36,550	1,837	1,837	1,834
Diluted	51,001	51,685	52,877	50,005	36,804	36,550	1,946	1,966	1,967

The following table presents our historical results for the periods indicated as a percentage of revenue:

	Staktek Holdings, Inc.						Predecessor Company
	Three Months Ended					Inception to Sep. 30, 2003	Jul. 1, 2003 to Aug. 20 2003	Three Months Ended
	Dec. 31, 2004	Sep 30, 2004	Jun. 30, 2004	Mar. 31, 2004	Dec. 31, 2003			Jun. 30, 2003	Mar. 31, 2003
Revenue:
Services	55.2%	51.3%	57.6%	57.9%	71.2%	100.0%	63.7%	76.7%	72.6%
License	44.8	48.7	42.4	42.1	28.8	—	36.3	23.3	27.4

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Gross profit	40.1	38.4	41.4	47.7	43.9	26.0	67.4	51.0	48.5
Net income (loss)	9.5	7.6	11.3	13.1	(14.2)	(39.0)	16.6	24.3	22.8
Income (loss) available to common stockholders	9.5%	7.6%	11.3%	11.9%	(17.0%)	(43.7%)	16.6%	24.3%	22.8%

Liquidity and Capital Resources

Our contractual future obligations at December 31, 2004 for the next five years are summarized as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$521	$684	$717	$331
Capital leases	53	—	—	—
Purchase obligations	745	—	—	—

Total	$1,319	$684	$717	$331

Operating lease obligations above included rent commitments at December 31, 2004 for our corporate office and production facility located in Austin, Texas. Other operating lease commitments at December 31, 2004 included leases for five machines. The capital lease commitment at December 31, 2004 was for a single production machine.

Purchase obligations included a purchase commitment at December 31, 2004 that was for the expected future costs to be incurred in the fulfillment of a minimum purchases contract with one of our vendors. Purchase obligations also included assets being developed. These are assets that were being custom built for our production facilities. Amounts due in 2005 represent the balance due for these assets, pending their successful completion and testing.

We believe that our cash and cash equivalents, and future cash flows from operations will be sufficient to fund these obligations.

As of December 31, 2004, we had no material future sales commitments to any of our customers.

As of December 31, 2004, we had working capital of $82.0 million, including $77.4 million of cash, cash equivalents and investments, compared to working capital of $25.4 million, including $31.2 million of cash, cash equivalents and investments as of December 31, 2003. The $56.6 million increase in working capital during 2004 was primarily due to the $46.3 million increase in cash, cash equivalents and investments, including $24.0 million in net proceeds from our initial public offering available for general corporate purposes, and the $12.5 million reduction in notes payable and current maturities of long-term debt due to the repayment in 2004 of debt incurred to finance the Staktek acquisition.

Net cash provided by operating activities was $31.1 million for the year ended December 31, 2004, and resulted primarily from net income adjusted by non-cash expenses and a decrease in accounts receivable, partially offset by a decrease in deferred tax liabilities, a reduction in accrued liabilities due to payment of accrued interest on the debt from the Staktek acquisition and a decrease in trade accounts payable. Net cash provided by operating activities during 2003 was $13.5 million and resulted mainly from net income adjusted by non-cash expenses, partially offset by an increase in accounts receivable and prepaid expenses and other assets. Net cash provided by operating activities decreased to $13.5 million in 2003 as compared to $14.0 million in 2002, a decrease of $0.5 million, or 3.0%. This decrease in operating cash flows was primarily the result of changes in working capital, partially offset by an increase in net income adjusted by non-cash expenses.

Net cash used in investing activities was $43.4 million for the year ended December 31, 2004, compared to $92.5 million for 2003. Investing activities during 2004 consisted primarily of additions to property and equipment of $4.8 million, purchases of investment securities of $45.6 million and the purchase of patents, patent applications and certain customer information of $0.7 million, partially offset by sales of investment securities of $8.1 million. Investing activities during 2003 consisted primarily of the $85.8 million paid for the acquisition of Staktek, net of the cash acquired, and additions to property and equipment of $1.3 million. Cash used in investing activities was $6.0 million in 2002, and consisted primarily of additions to property and equipment.

Net cash provided by financing activities during the year ended December 31, 2004 was $21.1 million, primarily due to the $145.5 million in gross proceeds received from our initial public offering, including the underwriters’ exercise of their over-allotment option, net of underwriter fees of $10.2 million and associated expenses of $1.5 million paid during the year, debt payments totaling $77.6 million and the $30.6 million redemption of the redeemable preferred stock. In the first quarter of 2004, we repaid all debt issued in connection with the Staktek acquisition, we redeemed all redeemable preferred stock previously issued, and we terminated the senior revolving credit notes. Additionally, we paid $4.3 million during 2004 to purchase our stock on the open market as part of our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). Net cash provided by financing activities for 2003 was $107.9 million, primarily due to the $79.5 million and the $29.5 million in proceeds received from the issuance of debt and preferred stock, respectively, in connection with the Staktek acquisition. Cash flow used in financing activities was $1.4 million in 2002.

We believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition and Presentation. We evaluate our customer arrangements for manufacturing services to determine whether revenue from these arrangements should be recorded on a gross basis or a net basis. When evaluating our customer arrangements, we determine whether the arrangement represents a consigned inventory transaction or a purchase and resale of inventory. In making this determination, we consider the following: (i) we are only responsible for the functionality of our stacking process, (ii) we do not select the vendor to provide the memory packages, and (iii) we do not set the price for the memory packages. We have determined that a net basis of revenue recognition is appropriate for our customer arrangements for manufacturing services where the customer has instructed us to purchase specified memory packages from a specified vendor for purposes of stacking and shipping to the customer. Should the considerations described above change, we may determine that future customer arrangements should be recorded on a gross basis that would result in increases in both revenue and the cost of revenue. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Revenue from our license agreements with Samsung and Infineon is recognized per unit stacked in the period in which they report royalties to us. Neither licensee typically provides us with forward estimates or current-quarter information concerning its shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which the licensees actually ship products using our stacking technologies, we do not recognize royalty revenue until the royalties are reported to us. The collection of these royalties is considered probable.

Impairment of Assets. We evaluate the recoverability of losses on long-lived assets, such as property and equipment and intangible assets when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than the carrying value of these assets, and accordingly, all or a portion of this carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to the carrying amounts. Actual useful lives and cash flow could be different than those estimated by us.

Goodwill and our trademarks are evaluated annually for impairment and are not amortized. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available. We have a single reporting unit at an enterprise level and allocate goodwill to this reporting unit for goodwill impairment testing. The trademark impairment test requires judgment regarding the timing and amount of future cash flows.

Income Taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Deferred Stock-Based Compensation. We account for our employee stock-based compensation using the intrinsic value method. The intrinsic value method specifies that compensation exists if the fair value of the common stock exceeds the exercise price of the stock option at the date of grant. Prior to the successful completion of our initial public offering during the first quarter of 2004, a ready market did not exist for our common stock. As a result, we estimated fair value for our common stock using traditional valuation methodologies, such as multiples of earnings or cash flows.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires either a modified prospective or a modified retrospective application. Management is evaluating both approaches to determine the most appropriate. We are required to adopt SFAS No. 123(R) in the third quarter of 2005. We are evaluating SFAS No. 123(R) and believe it may have a material effect on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in 2006 and we do not expect our adoption to have a significant impact on our results of operations or financial condition.

Subsequent Events

On January 20, 2005, J. Ross Cockrell resigned from our Board of Directors and from the Compensation Committee.

On January 20, 2005, our Board of Directors appointed Edward E. Olkkola to serve as a director of the Company, to hold office for a term expiring at the Annual Meeting of Stockholders held in 2005. Mr. Olkkola was not appointed to serve on any committee of the Board of Directors. Mr. Olkkola is a general partner of the general partners of both Austin Ventures VII, L.P. and Austin Ventures VIII, L.P., or Austin Ventures, which collectively hold a majority of our outstanding common stock. Mr. Olkkola may be deemed to share voting and investment power with respect to all shares held by Austin Ventures, but Mr. Olkkola disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein. In February 2004, we used approximately $68 million of the proceeds of our initial public offering to repay indebtedness owed to Austin Ventures and to redeem preferred stock held by Austin Ventures. These securities were originally issued in connection with the acquisition of us by Austin Ventures in 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of December 31, 2004, all of our cash was held in deposit or money market accounts, or invested in investment grade securities.

Our exposure to market risk is also related to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, which were primarily certain borrowings under our bank credit facility. Advances under our senior debt facilities bore a variable interest rate based on either Eurocurrency or prime-based rates according to a ratio that was based on our earnings before income taxes, depreciation and amortization. The risk of fluctuating interest expense was limited to this debt instrument. In the first quarter of 2004, we repaid this debt and as a result, our market risk has been reduced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are our audited consolidated financial statements for the year ended December 31, 2004, the period from inception to December 31, 2003, the period from January 1, 2003 to August 20, 2003, and the year ended December 31, 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Staktek Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Staktek Holdings, Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003; and the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Staktek Corporation (Predecessor Company) for the year ended December 31, 2002 and for the period from January 1, 2003 to August 20, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staktek Holdings, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003; and the consolidated statements of operations, stockholders’ equity, and cash flows of Staktek Corporation (Predecessor Company) for the year ended December 31, 2002 and for the period from January 1, 2003 to August 20, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Austin, Texas

January 24, 2005

STAKTEK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$39,984	$31,165
Investments	37,434	—
Accounts receivable	4,493	14,001
Inventory held for others	3	1,301
Inventories	833	495
Other current assets	3,228	3,771

Total current assets	85,975	50,733
Property and equipment, net	10,162	10,095
Goodwill	28,466	29,726
Other intangibles, net	30,447	46,988
Other assets	421	—

Total assets	$155,471	$137,542

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714	$6,493
Accrued liabilities	2,568	6,221
Deferred revenue	629	—
Current maturities of capitalized lease obligations	53	115
Notes payable and current maturities of long-term debt	—	12,500

Total current liabilities	3,964	25,329
Capitalized lease obligations, less current maturities	—	51
Other accrued liabilities	190	87
Deferred tax liabilities	9,510	16,263
Long-term debt, less current maturities	—	30,625
Subordinated loan from related party	—	34,500

Redeemable preferred stock; $0.001 par value; 1,000,000 shares authorized; 250 shares designated; 171.01449 shares issued and outstanding at December 31, 2003	—	30,372

Stockholders’ equity:
Common stock; $0.001 par value; 200,000,000 shares authorized;
51,102,215 shares and 40,377,396 shares issued at December 31, 2004 and December 31, 2003, respectively	49	37
Additional paid-in capital	155,810	25,325
Treasury stock, at cost; 473,000 shares at December 31, 2004	(1,982)	—
Deferred stock-based compensation	(13,462)	(18,901)
Unrealized loss on investments	(2)	—
Retained earnings (accumulated deficit)	1,394	(6,146)

Total stockholders’ equity	141,807	315

Total liabilities, redeemable preferred stock and stockholders’ equity	$155,471	$137,542

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Revenue:
Services	$41,047	$21,020	$31,509	$40,288
License	32,579	6,202	12,624	6,728

Total revenue	73,626	27,222	44,133	47,016
Cost of revenue:
Services	26,104	9,763	19,813	23,063
Amortization of acquisition intangibles	15,785	4,584	—	—
Amortization of deferred stock-based compensation and stock compensation expense	601	1,935	20	—

Total cost of revenue	42,490	16,282	19,833	23,063

Gross profit	31,136	10,940	24,300	23,953
Operating expenses:
Selling, general and administrative (1)	8,431	3,397	3,085	3,836
Research and development (1)	2,563	854	1,560	2,084
Business restructuring and acquisition	—	2,452	3,376	306
In-process research and development	—	700	—	—
Amortization of acquisition intangibles	1,855	1,058	—	—
Amortization of deferred stock-based compensation and stock compensation expense	4,376	3,734	22	—

Total operating expenses	17,225	12,195	8,043	6,226

Income (loss) from operations	13,911	(1,255)	16,257	17,727
Other income (expense):
Interest income	401	29	102	276
Interest expense	(1,210)	(3,107)	(12)	(79)
Other	(28)	(285)	(10)	41

Income (loss) before income taxes	13,074	(4,618)	16,337	17,965
Provision for income taxes	5,268	656	6,861	6,439

Net income (loss)	7,806	(5,274)	9,476	11,526
Preferred stock dividends	(266)	(872)	—	—

Income (loss) available to common stockholders	$7,540	$(6,146)	$9,476	$11,526

Earnings (loss) per share:
Basic	$0.16	$(0.17)	$5.16	$6.33

Diluted	$0.15	$(0.17)	$4.86	$6.01

Shares used in computing earnings per share:
Basic	47,234	36,647	1,836	1,822
Diluted	50,996	36,647	1,949	1,917

(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:
Selling, general and administrative	$4,313	$3,718	$22	$—
Research and development	63	16	—	—

	$4,376	$3,734	$22	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Predecessor Company
			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2001	1,809,973	$18	$4,414	$—	$(152)	$28,503	$—	$32,783
Exercise of stock options	14,803	—	110	—	—	—	—	110
Effect of variable stock option grants	—	—	(150)	—	150	—	—	—
Net income	—	—	—	—	—	11,526	—	11,526

Balances at December 31, 2002	1,824,776	18	4,374	—	(2)	40,029	—	44,419
Exercise of stock options	12,645	—	128	—	—	—	—	128
Effect of variable stock option grants	—	—	41	—	1	—	—	42
Tax benefit from disqualifying disposition of incentive stock option shares	—	—	2,078	—	—	—	—	2,078
Net income	—	—	—	—	—	9,476	—	9,476

Balances at August 20, 2003	1,837,421	$18	$6,621	$—	$(1)	$49,505	$—	$56,143

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands, except share amounts)

	Staktek Holdings, Inc.
	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock at May 9, 2003 (inception)	36,549,999	$37	$463	$—	$—	$—	$—	$500
Issuance of stock options	—	—	24,345	—	(24,345)	—	—	—
Exercise of stock options	435,880	—	292	—	—	—	—	292
Exercise of stock options (shares subject to repurchase)	3,391,517	—	—	—	—	—	—	—
Issuance of warrant to purchase common stock	—	—	225	—	—	—	—	225
Amortization of deferred stock-based compensation	—	—	—	—	5,444	—	—	5,444
Dividends on preferred stock	—	—	—	—	—	(872)	—	(872)
Net loss	—	—	—	—	—	(5,274)	—	(5,274)

Balances at December 31, 2003	40,377,396	37	25,325	—	(18,901)	(6,146)	—	315
Issuance of common shares	11,190,000	11	135,276	—	—	—	—	135,287
Costs of initial public offering	—	—	(1,942)	—	—	—	—	(1,942)
Dividends on preferred stock	—	—	—	—	—	(266)	—	(266)
Write-off of deferred stock-based compensation due to the repurchase of unvested excercisable stock options	—	—	(463)	—	463	—	—	—
Open market repurchase of common shares	—	—	—	(4,408)	—	—	—	(4,408)
Exercise of stock options	181,793	—	2	—	—	—	—	2
Vesting of previously exercised unvested stock options	—	1	38	—	—	—	—	39
Amortization of deferred stock-based compensation	—	—	—	—	4,976	—	—	4,976
Retirement of treasury stock	(646,974)	—	(2,426)	2,426	—	—	—	—
Net income	—	—	—	—	—	7,806	—	7,806
Unrealized loss on investment securities	—	—	—	—	—	—	(2)	(2)

Total comprehensive income	—	—	—	—	—	—	—	7,804

Balances at December 31, 2004	51,102,215	$49	$155,810	$(1,982)	$(13,462)	$1,394	$(2)	$141,807

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$7,806	$(5,274)	$9,476	$11,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,620	1,439	2,287	3,232
Amortization of intangibles and write-off of purchased in-process research and development	17,713	6,342	53	158
Amortization of deferred stock-based compensation and stock compensation expense	4,977	5,669	42	—
Deferred income taxes	(6,779)	(1,196)	(583)	1,509
Other	18	234	—	(40)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,508	1,218	(3,842)	(5,238)
Inventory held for others	1,298	(1,133)	4,226	(3,233)
Inventories	(338)	29	639	148
Other current assets	(142)	1,471	(4,270)	(1,220)
Income tax receivable/payable	822	(181)	(884)	1,776
Accounts payable	(5,494)	2,222	(5,022)	6,539
Accrued liabilities	(3,528)	(437)	1,014	873
Deferred revenue	629	—	—	(2,073)

Net cash provided by operating activities	31,110	10,403	3,136	13,957

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Cash flows from investing activities:
Purchases of investments	(45,564)	—	—	—
Sales of investments	8,125	—	—	—
Additions to property and equipment	(4,802)	(1,302)	(5,269)	(6,094)
Proceeds from sale of equipment	—	—	—	150
Purchase of intangible assets	—	—	—	—
Acquisition of Staktek Corporation, net of cash acquired	—	(85,788)	—	—
Purchase of assets from DPAC	(734)	—	—	—
Patent application costs	(437)	(30)	(113)	(38)

Net cash used in investing activities	(43,412)	(87,120)	(5,382)	(5,982)

Cash flows from financing activities:
Proceeds from senior term loans	—	30,000	—	—
Proceeds from senior revolving credit notes	—	10,000	—	—
Proceeds from short-term loan	—	5,000	—	—
Proceeds from subordinated loan from related party	—	34,500	—	—
Proceeds from issuance of redeemable preferred stock	—	29,500	—	—
Net proceeds from the issuance of common stock	133,781	792	128	110
Repayment of notes payable and long-term debt	(43,125)	(1,875)	—	(778)
Repayment of subordinated loan from related party	(34,500)	—	—	—
Redemption of redeemable preferred stock	(30,638)	—	—	—
Purchase of treasury stock	(4,284)	—	—	—
Payments on capitalized lease obligations	(113)	(35)	(81)	(764)

Net cash provided by (used in) financing activities	21,121	107,882	47	(1,432)

Net increase (decrease) in cash and cash equivalents	8,819	31,165	(2,199)	6,543
Cash and cash equivalents at beginning of period	31,165	—	31,449	24,906

Cash and cash equivalents at end of period	$39,984	$31,165	$29,250	$31,449

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$3,739	$333	$11	$68

Cash paid during the period for income taxes, net of refunds	$11,226	$1,007	$6,243	$2,386

Noncash operating and investing activities:
Adjustment to goodwill	$1,260	$—	$—	$—

Unrealized loss on investment securities	$(2)	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Staktek Holdings, Inc. (“we” and “our”) was originally formed by two investment funds affiliated with Austin Ventures in May 2003 for the purpose of acquiring Staktek Corporation (the “Predecessor Company”), which was incorporated in Texas in June 1990. As a result of this merger, Staktek Corporation became our wholly owned subsidiary. We did not have any operations prior to August 21, 2003, other than in connection with the Staktek acquisition. Effective August 20, 2003, we acquired all of the capital stock of Research Applications, Inc. (“RAI”). RAI’s activities at the date of acquisition consisted solely of the ownership of 212,997 shares of the Predecessor Company and approximately $0.3 million in cash.

We provide manufacturing services to deliver memory stacking solutions and also offer licenses of our technologies to our customers to enable them to manufacture stacked memory products. In addition, we offer a broad range of services to support our customers’ needs, including design of custom-stacked memory assemblies, electrical modeling assistance and component inventory management. We have production facilities in Austin, Texas and Reynosa, Mexico.

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated statements of operations and cash flows for the year ended December 31, 2002 and for the period from January 1, 2003 to August 20, 2003 represent the results of operations and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated balance sheets as of December 31, 2003 and December 31, 2004, and the accompanying consolidated statements of operations and cash flows for the period from inception to December 31, 2003 and the year ended December 31, 2004, represent the financial position, results of operations and cash flows of the Company and its wholly owned subsidiaries.

Our consolidated financial statements and those of the Predecessor Company include the accounts of Staktek Holdings, Inc. and its wholly owned subsidiaries and the accounts of the Predecessor Company and its wholly owned subsidiaries, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of assets and liabilities. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to current year presentation.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2004, our cash equivalents included funds in money market accounts, municipal bonds and commercial paper. At December 31, 2003 our cash equivalents included funds in money market accounts.

Investments

Marketable short-term investments are classified as available-for-sale. Short-term investments consist primarily of U.S. government debt securities, municipal government securities and commercial paper instruments. We now classify auction rate securities and securities with hard put features and maturities in excess of one year as short-term investments.

Investments with original maturities in excess of one year may be classified as short term due to their highly liquid nature and to the fact we do not hold investments with the intent of long-term investment, but rather with the short-term objective of maximizing interest earnings on surplus cash intended for operations.

All of these investments are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss). Fair value is determined as the market value of the security at the measurement date. Interests, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

Inventory Held for Others

Inventory held for others consists of memory products purchased from a customer or a vendor specified by the customer that will be stacked by us and sold to the customer at a price equal to the price paid by us plus a fee for the stacking process. We record revenue related to the sale of memory packages on a net basis. We record memory packages purchased as Inventory Held for Others rather than Inventory because the costs of these packages are not recorded to Cost of Services Revenue. Inventory Held for Others increases when we purchase memory products to be stacked and decreases when these products have been stacked and shipped to our customers.

Inventories

Inventories consist of materials purchased and labor and overhead incurred for product that has not yet been shipped. Inventories are stated at the lower of cost or market (estimated realizable value) using the first-in, first-out (“FIFO”) method.

Property and Equipment

We carry property and equipment, including leasehold improvements, at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from 3 to 20 years. We amortize leasehold improvements over the shorter of the related lease term or the estimated life of the improvements. We amortize equipment under capital leases over the lease term, and this amortization is included in the depreciation of property and equipment.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in the acquisition of the Predecessor Company effective August 21, 2003 (see Note 4). We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the operating results are regularly reviewed by management and discrete financial information is available. We have a single reporting unit at an enterprise level and allocate goodwill to this reporting unit for goodwill impairment testing.

We assess whether goodwill and indefinite-lived intangible assets (trademarks) are impaired on an annual basis. Upon determining the existence of goodwill and/or trademarks impairment, we measure that impairment based on the amount by which the book value of goodwill and/or trademarks exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired. In connection with our annual assessment on October 1, 2004, we determined that no impairment of goodwill and/or trademarks existed.

Amounts allocated to acquired technology, a customer contract and customer relationships are being amortized over the respective assets’ estimated useful lives of five to six years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon estimated contribution to discounted cash flows during the period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of four years using the straight-line method. Amortization of acquired technology and a customer contract is included in “Amortization of acquisition intangibles” in cost of revenue in the accompanying Consolidated Statements of Operations. Amortization of customer relationships and non-compete agreements is included in “Amortization of acquisition intangibles” in operating expenses in the accompanying Consolidated Statements of Operations. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

We capitalize third-party costs associated with patent registration. Capitalized patent costs are amortized over the estimated useful life of 12 years. At the time patent registration is deemed unsuccessful, the related costs are written off.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. We evaluate property and equipment and other intangible assets held and used by us for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain our cash and cash equivalents in accounts with six major financial institutions in the United States and in countries where our subsidiaries operate, in the form of demand deposits and money market accounts. At December 31, 2004 and 2003, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by our evaluation process, relatively short collection terms and the high level of credit worthiness of our customers. We perform ongoing credit evaluations of our customers’ financial condition, but generally require no collateral. We record an allowance for doubtful accounts specific to the accounts receivable balances outstanding based upon the results of our evaluation of our customers’ financial condition. We have not recorded an allowance for doubtful accounts for any period presented in the accompanying financial statements, since we have not realized any significant credit losses, nor do we expect any significant credit losses relating to our customers.

The following table sets forth sales to customers comprising 10% or more of our total revenue for the periods indicated:

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Samsung	43%	23%	29%	14%
Micron	17%	24%	29%	14%
Celestica	*	17%	17%	21%
Smart	12%	11%	10%	*
Infineon	*	*	*	39%

*	Amount does not exceed 10% for the indicated period.

Approximately 86%, 81% and 79% of our accounts receivable was due from three customers at December 31, 2004, 2003 and 2002, respectively.

Foreign Currency

Our foreign subsidiaries use the U.S. dollar as their functional currency. Gains or losses from foreign currency transactions are included in our results of operations. For all periods presented, these foreign currency gains or losses were immaterial.

Revenue Recognition

We account for our revenue under the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by SAB 104 “Revenue Recognition” (“SAB 101”). Under the provisions of SAB 101, we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Our revenue is generated from manufacturing services performed for customers using our packaged memory solutions and from license fees or royalties earned pursuant to a license agreement with a customer.

Our manufacturing services consist of customer arrangements whereby the manufacture of our customers’ stacked memory units has been outsourced to us. These customer arrangements can be categorized into two basic types. In the first arrangement, which comprises the majority of our customer arrangements, our customer

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consigns its memory packages to us and we stack them using our proprietary solutions. We then ship stacked memory units as directed by our customer. In this arrangement, we do not purchase or take title to the memory packages and, accordingly, do not record these packages as inventory. We do not warrant the performance of the memory packages outside of the performance directly related to the stacking process. In the second arrangement, our customer prequalifies vendors for memory packages and the vendor remains the primary obligor for the functionality of the memory packages. Our customer also negotiates the pricing for memory packages directly with the vendors. Our customer then places a purchase order with us for stacking the memory packages and the purchase order specifies the predetermined vendor, type of memory package and price for the memory package that we stack. After we receive the purchase order from our customer, we purchase the specified memory packages and stack them using our proprietary solutions. We generally do not purchase quantities of memory packages in excess of our customers’ committed orders so we do not bear inventory risk, such as the risk of excess and obsolescence, because the memory packages must be purchased by our customer at the price paid by us or the memory packages can be returned to their source. Accordingly, we recognize revenue upon shipment only for our stacking services as charged to our customer for the stacking process. We do not record as revenue the fee charged our customer for the cost of memory packages and, similarly, we do not record as cost of revenue the cost of the memory packages.

We report revenue for memory packages purchased and sold on a net basis in accordance with Emerging Issues Task Force Issue No. 99-19. In customer arrangements for manufacturing services (i) we are responsible for the stacking process but are not the primary obligor for the memory packages that comprise substantially all of the functionality of the stacked unit, (ii) we do not earn profit on memory packages sold, since our customer arrangement specifies that these packages are to be sold at the same price paid by us, (iii) we do not bear credit risk related to the memory packages, since our customer must purchase the packages at the price paid by us or the packages can be returned to their source, (iv) we do not have latitude in establishing the price for the memory packages, and (v) we do not have discretion in the selection of the supplier of the memory packages, since the supplier is selected or specified by our customer.

In addition, we have license agreements with two customers that specify that certain per unit royalties are earned by us upon each customer’s shipment of products utilizing our proprietary stacking technologies. Our customers generally report shipment information 30 to 45 days after the end of the quarter in which the activity takes place. We recognize royalty revenue in the period in which these royalties are reported to us because collection is considered probable.

Cost of Revenue

Cost of revenue includes the cost of labor, materials and overhead required to perform the stacking process. These costs are included in inventories until the product is shipped and revenue is recognized. Cost of revenue also includes the amortization of acquired technology, a customer contract and certain patents.

Shipping and Handling Cost

We include shipping and handling costs as part of cost of revenue as incurred.

Research and Development

We expense costs for research and development of our technologies as they are incurred.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were not material for any periods presented.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” We make disclosures regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123.” We have calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and have determined the pro forma impact on net income (loss).

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the pro forma effect on income (loss) available to common stockholders and earnings (loss) per share if we and the Predecessor Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Income (loss) available to common stockholders, as reported	$7,540	$(6,146)	$9,476	$11,526
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	3,947	5,311	42	—
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(4,314)	(5,349)	(683)	(662)

Pro forma income (loss) available to common stockholders	$7,173	$(6,184)	$8,835	$10,864

Earnings (loss) per share:
Basic—as reported	$0.16	$(0.17)	$5.16	$6.33

Basic—pro forma	$0.15	$(0.17)	$4.81	$5.96

Diluted—as reported	$0.15	$(0.17)	$4.86	$6.01

Diluted—pro forma	$0.14	$(0.17)	$4.53	$5.67

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Expected life (years)	4	0.5-4	5	5
Risk-free interest rate	3.0%	3.0%	5.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	66.2%	98.0%	98.0%	98.0%

The estimated weighted average fair value of options granted during the year ended December 31, 2004, for the period from inception to December 31, 2003, for the period from January 1, 2003 to August 20, 2003, and for the year ended December 31, 2002 was $5.73, $3.57, $15.30 and $15.36, respectively.

Equity instruments issued to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Income Taxes

We account for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts we expect to realized.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. For the period from inception to December 31, 2003, options and common stock subject to repurchase were not included in the computation of diluted loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123(R), “Share-Based Payment – an Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires either a modified prospective or a modified

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retrospective application. Management is evaluating both approaches to determine the most appropriate. We are required to adopt SFAS No. 123(R) in the third quarter of 2005. We are evaluating SFAS No. 123(R) and believe it may have a material effect on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in 2006 and we do not expect our adoption to have a significant impact on our results of operations or financial condition.

3. Initial Public Offering

On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13 per share, for an aggregate public offering price of $130 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Of the total proceeds, we applied approximately $10.2 million to underwriting discounts and commissions; $1.9 million to related costs; $78.8 million to pay in full our senior, short-term and subordinated debt (including accrued interest and fees); and $30.6 million to redeem our outstanding preferred stock. We retained approximately $24.0 million.

4. Acquisition

In August 2003, we purchased 100% of the stock of the Predecessor Company and Research Applications, Inc. for cash of approximately $125.3 million, including acquisition costs of approximately $0.1 million. Accordingly, the results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. We acquired the Predecessor Company in order to invest in an existing semiconductor manufacturing services business that provided opportunity for future growth in enterprise value. The contributing factors to the purchase price paid by us consisted primarily of the Predecessor Company’s historical earnings and cash flow from operations and perceived market opportunity for future growth. The purchase price was allocated to the acquired assets and liabilities assumed, based upon management’s estimate of their fair market values as of the acquisition date, as follows (in thousands):

Net current assets (1)	$50,174
Property and equipment	10,457
Deferred tax asset	508
Identifiable intangibles (2)	52,600
Goodwill (not deductible for tax purposes)	29,726
Deferred tax liability	(18,778)
Other non-current liabilities	(87)
In-process research and development	700

Total consideration	$125,300

(1)	Net current assets are comprised of cash and cash equivalents, accounts receivable and other current assets, less current liabilities. Assumed current liabilities included accounts payable, accrued compensation and expenses and accrued income taxes. The fair value of current liabilities generally approximated the recorded book values at the date of acquisition because of the monetary nature of most of the liabilities.

(2)	Other intangibles included a customer contract of $26.1 million, customer relationships of $4.5 million, acquired technology of $19.1 million, trademarks of $1.8 million and non-compete agreements of $1.1 million.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We financed the acquisition with proceeds from (i) the issuance of redeemable preferred stock of $29.5 million to Austin Ventures, (ii) the issuance of senior term and revolving credit notes of $40.0 million, (iii) the issuance of subordinated debt of $34.5 million to Austin Ventures, (iv) $5.0 million in short-term loan and (v) cash. We repaid all acquisition debt and redeemed all preferred stock with proceeds from the initial public offering.

The deferred tax assets and liabilities, acquired and assumed, at the acquisition date reflected management’s best estimate of the tax basis of acquired assets and assumed liabilities that would ultimately be accepted by the tax authority. During 2004, management decreased goodwill by approximately $1.3 million primarily related to a revision of the estimate of tax benefits associated with costs incurred in the acquisition that were deductible for tax purposes and treated as part of the purchase price allocation for financial reporting purposes.

Intangible Assets

Acquired identified intangible assets were valued based on management’s assumptions and other considerations for estimating fair values. These intangible assets, other than trademarks, are being amortized over their respective useful lives according to the estimated present value of the net earning potential of each asset category.

Customer contract and customer relationships. The value of a customer contract and customer relationships was determined by discounting net cash flows attributable to a current customer contract and customer relationships adjusted to take into account expected attrition.

Acquired technologies. The value of this asset was determined by discounting the expected future cash flows attributable to all existing technologies that had reached technological feasibility, after considering risks relating to: (i) the characteristics and applications of the technology, (ii) existing and future markets and (iii) life cycles of the technologies. Estimates of future revenues and expenses used to determine the value of developed technology were consistent with the historical trends in the industry and expected outlooks.

Non-compete agreements. The value of the non-compete agreements was determined by discounting net cash flows with and without consideration of the non-compete agreements in order to capture the potential negative effects of competition by the key employees in the absence of non-compete agreements.

Trademarks. The value of trademarks was determined using a form of discounted cash flow analysis known as the “relief from royalty” approach, which is premised on an analysis of economic benefits provided to the owner of the trademark.

In-process Research and Development

Of the total purchase price, we allocated $0.7 million to in-process research and development (“IPR&D”), which we expensed upon acquisition. We based the value of IPR&D on an evaluation of all developmental projects using the guidance set forth in FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

We determined the value of the IPR&D by (i) estimating future revenue and operating profits associated with existing development projects, (ii) projecting the future cash flows and costs to complete the underlying technologies and resultant products and (iii) discounting these cash flows to their net present value.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates of future revenue and expenses used to determine the value of in-process research and development were consistent with the historical trends in the industry and the expected outlooks. The entire amount of $0.7 million was charged to operations because related technologies had not reached technological feasibility and they had no alternative use.

5. Investments

During 2004, we invested in securities with original maturities greater than three months. These securities are classified as “available-for-sale.” The amortized cost, gross unrealized gains and losses and fair value of these securities as of December 31, 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$24,050	$—	$—	$24,050
Other available for sale securities	13,386	—	(2)	13,384

	$37,436	$—	$(2)	$37,434

Gross unrealized losses at December 31, 2004 are temporary and the result of fluctuations in the current market value of these securities in the marketplace.

Maturities of investment securities classified as available-for-sale at December 31, 2004 by contractual maturity are shown below. Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Within 1 year	$4,016	$4,014
Between 1 and 2 years	2,000	2,000
After 2 years	31,420	31,420

	$37,436	$37,434

We sold approximately $8.1 million in investment securities held as available-for-sale in the fiscal year ended December 31, 2004.

6. Inventories

Inventories at December 31, consisted of the following (in thousands):

	2004	2003
Purchased materials	$750	$307
Labor and overhead	83	188

	$833	$495

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment

Property and equipment at December 31, consisted of the following (in thousands):

Asset Class	Estimated Life (in years)	2004	2003
Land		$371	$371
Buildings	20	1,967	1,946
Equipment software and development	3	777	563
Vehicles	5	74	57
Office furniture and equipment	5	1,829	1,397
Lab equipment	3	9,104	6,567
Tooling and fixtures	3	918	505
Leasehold improvements and clean room	3	289	128
Assets under development		808	—

		16,137	11,534
Accumulated depreciation		(5,975)	(1,439)

Property and equipment, net		$10,162	$10,095

Amortization of the assets under capital lease was included in depreciation and was approximately $113,000, $42,000, $75,000 and $699,000 for the fiscal year ended December 31, 2004, for the period from inception to December 31, 2003, for the period from January 1, 2003 to August 20, 2003 and for the year ended December 31, 2002, respectively. Interest expense related to assets under capital lease was included in interest expense and was approximately $9,000, $6,000, $11,000 and $68,000 for the fiscal year ended December 31, 2004, for the period from Inception to December 31, 2003, for the period from January 1, 2003 to August 20, 2003 and for the year ended December 31, 2002, respectively.

In October 2004, we moved several manufacturing assets to our facility in Reynosa, Mexico and decided to sell certain assets; these assets have been recorded as assets held for sale. The market value of these assets at the time we decided to sell them was approximately $59,000, which is equal to the book value and therefore no impairment was recorded.

8. Other Intangible Assets

In June 2004, we acquired from DPAC Technologies Corp. (“DPAC”) its stacking patents and patent applications as well as certain customer information for $0.5 million and $0.2 million, respectively, which are being amortized over 12 and 2 years, respectively.

The gross carrying amounts and accumulated amortization of our other intangibles assets and patents at December 31, consisted of the following (in thousands):

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$20,104	$(9,092)	$19,130	$(2,381)
Customer contract	26,100	(11,300)	26,100	(2,203)
Other intangible assets	7,598	(2,963)	7,400	(1,058)

	$53,802	$(23,355)	$52,630	$(5,642)

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for all intangibles in the fiscal year ended December 31, 2004 and the period from inception to December 31, 2003 was $17.7 million and $5.6 million, respectively. Amortization expense for all intangibles of the Predecessor Company for January 1, 2003 to August 20, 2003 and the year ended December 31, 2002 was $0.1 million and $0.2 million, respectively.

The following table details the estimated aggregate annual amortization expense (in thousands) for each of the five succeeding fiscal years for all of the intangibles we own that are subject to amortization:

2005	$14,096
2006	7,535
2007	4,667
2008	1,458
2009	139

9. Accrued Liabilities

Accrued liabilities at December 31, were as follows (in thousands):

	2004	2003
Accrued interest	$—	$2,743
Accrued salaries and wages	669	1,113
Accrued vacation	404	402
Accrued profit-sharing	526	764
Accrued property tax	464	152
Other accrued liabilities	505	1,047

	$2,568	$6,221

10. Debt

During January 2004, we paid a quarterly principal installment of approximately $1.9 million on our senior term loans. During February 2004, we used a portion of the net proceeds from our initial public offering of common stock to repay all our outstanding debt plus accrued interest and fees as follows (in thousands):

Senior term loans	$26,250
Senior revolving credit notes	10,000
Short-term loan	5,000
Subordinated loan	34,500
Accrued interest and fees	3,032

$78,782

Senior Term Loans

On August 19, 2003 in connection with the acquisition (see Note 4), we issued to each of Comerica Bank and Guaranty Bank (the “Banks”) Senior Term Loans (“Term Loans”) in the principal amount of $15.0 million pursuant to the Revolving Credit and Term Loan Agreement (the “Credit Agreement”). The Term Loans were collateralized by all of our assets. The Term Loans bore interest at an annual rate equal to the Banks’ prime rate (or, if greater, the federal funds rate plus 75 basis points) plus an applicable margin, as defined in the Credit

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement, or, at our option, a rate equal to the Eurocurrency rate plus an applicable margin, as defined in the Credit Agreement. At December 31, 2003, this rate was 5.4%. The Term Loans were payable in quarterly principal installments of approximately $1.9 million on the first day of each calendar quarter, commencing on October 1, 2003 until October 1, 2007, when all principal plus accrued interest was due and payable in full. We could have repaid a Term Loan bearing interest at the prime-based rate at any time without premium or penalty; in all other cases, we were required to reimburse the Banks for any loss, cost or expense they incurred as a result of our prepayment. Additionally, the Term Loans were subject to required principal reductions if we had excess cash flows, net cash proceeds from any asset sale, or net cash proceeds from the issuance of capital stock, as defined in the Credit Agreement. As of December 31, 2003, $28.1 million was outstanding on the Term Loans.

Senior Revolving Credit Notes

On August 19, 2003 in connection with the acquisition, we issued a senior revolving credit note (“Revolving Notes”) to each Bank for $6.0 million pursuant to the Credit Agreement referenced above. The Revolving Notes were collateralized by all of our assets. As of December 31, 2003, $10.0 million was outstanding under the Revolving Notes and an additional $2.0 million was available for issuance. The Revolving Notes bore interest at an annual rate of the Banks’ prime rate (or, if greater, the federal funds rate plus 75 basis points) plus an applicable margin, as defined in the Credit Agreement, or, at our option, a rate equal to the Eurocurrency rate plus an applicable margin, as defined in the Credit Agreement. At December 31, 2003, this rate was 4.9%. The accrued interest was due on October 1, 2003, and on the first day of each calendar quarter thereafter. The Revolving Notes plus all accrued and unpaid interest were due on October 1, 2006 and on other dates and in other amounts as was required from time to time pursuant to the Credit Agreement. Subject to certain minimum prepayment and minimum balance requirements, we could have repaid any prime-based advances under the Revolving Notes at any time without premium or penalty; in all other cases, we were required to reimburse the Banks for any loss, cost or expense the Banks incurred as a result of our prepayment.

Short-term Loan

On August 19, 2003, in connection with the acquisition, we issued Comerica Bank a short-term promissory note (the “Promissory Note”) in the principal amount of $5.0 million. The Promissory Note bore interest at an annual rate of the greater of (i) Comerica Bank’s prime rate, or (ii) the weighted average rates on overnight federal funds plus 1%; the interest rate at December 31, 2003 was 4.0%. The accrued interest was due monthly commencing on September 30, 2003. The Promissory Note plus all accrued and unpaid interest were due on February 20, 2004. Subject to certain minimum prepayment requirements, we could have repaid the Promissory Note at any time without premium or penalty. As of December 31, 2003, $5.0 million was outstanding under the Promissory Note. The Promissory Notes were guaranteed by Austin Ventures.

Subordinated Loan

On August 19, 2003 in connection with the acquisition, we received from Austin Ventures a subordinated term loan (“Subordinated Loan”) for an aggregate of $34.5 million of our borrowings pursuant to a subordinated loan agreement (the “Subordinated Agreement”). The Subordinated Loan was subordinated to the Term Loans and Revolving Notes discussed above. The Subordinated Loan was collateralized by all of our assets and bore interest at an annual rate of 17%, compounded quarterly. Accrued but unpaid interest under the Subordinated Loan was payable at an annual rate of 12% on the first day of each quarter commencing January 1, 2005. The Subordinated Loan principal and all unpaid interest were due in full on August 20, 2008. Austin Ventures is a related party. As of December 31, 2003, $34.5 million was outstanding under the Subordinated Loan.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Covenants

Our Credit Agreement and Subordinated Agreement contained certain financial covenants including minimum tangible net worth, minimum liquidity, minimum EBITDA levels, maximum capital expenditures, minimum current ratio, maximum senior leverage ratio, maximum leverage ratio and minimum fixed charge coverage ratio. As of December 31, 2003 and through the portion of 2004 in which there was debt outstanding, we were in compliance with all debt covenants as defined in the Credit Agreement and the Subordinated Agreement.

Line of Credit

In connection with a term note issued in 1999, the Predecessor Company obtained a $10.0 million revolving line of credit with variable rates. This credit facility was secured by the Predecessor Company’s accounts, documents, inventory, equipment, fixtures and all products and proceeds of the foregoing. The amount available under the line of credit was limited to 80% of the Predecessor Company’s qualifying accounts receivable plus 40% of its inventory, less approximately $2.0 million. The Predecessor Company did not borrow funds, nor have a balance outstanding, under the revolving line of credit during 2003. Effective July 31, 2003, the Predecessor Company terminated and cancelled the revolving line of credit.

11. Redeemable Preferred Stock

In August 2003, we issued 171.01449 shares of redeemable preferred stock to Austin Ventures for total proceeds of $29.5 million.

Cumulative dividends accrued for the benefit of the preferred stockholders at the rate of 8.0% per annum. No dividends could be paid or declared to holders of common stock so long as any shares of Preferred Stock were outstanding. In the event of a liquidation, dissolution or winding up of the Company, the preferred stockholders were entitled to receive a distribution equal to $172,500 per share of preferred stock plus any accumulated but unpaid dividends (plus any interest accrued on such shares in the event that we failed to comply with certain redemption provisions), before any distribution could have been made to the common stockholders. The distribution rate per share was adjustable as defined in the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”).

Up to 33% of the Preferred Stock was redeemable upon election by a majority of the preferred stockholders beginning August 19, 2007; up to 66% of the Preferred Stock was redeemable upon election by a majority of the preferred stockholders beginning August 19, 2008; and up to 100% of the Preferred Stock was redeemable upon election by a majority of the preferred stockholders beginning August 19, 2009. We were required to redeem all of the outstanding shares of Preferred Stock upon the occurrence of an extraordinary transaction as defined in the Certificate of Designations, including liquidation of the Company or an initial public offering. The redemption price was set as the original Preferred Stock price plus any accrued but unpaid dividends at the redemption date (plus any interest accrued on such shares in the event that we failed to comply with certain redemption provisions).

The preferred stockholders were not entitled to voting rights; however, certain events as defined in the Certificate of Designations required more than 50% consent from the preferred stockholders.

During February 2004, we used $30.6 million of the net proceeds from our initial public offering to redeem all of the outstanding shares of our redeemable preferred stock (the “Preferred Stock”) and to pay all accrued but unpaid dividends.

12. Commitments and Contingencies

At December 31, 2004 and 2003, we had advance payments on assets under development of approximately $0.8 million and $1.2 million, respectively, related to the purchase of certain capital equipment and services. Approximately $0.5 million will be due in 2005 related to assets under development as of December 31, 2004.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 1, 2005, approximately 65% of our employees in Mexico, or approximately 41% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

For warranties we offer, we record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. The changes in our warranty liability are as follows (in thousands):

Accrued warranty costs at December 31, 2001	$30
Settlements made during the year	—
Accruals for warranties issued during the year	25

Accrued warranty costs at December 31, 2002	55
Settlements made during the year	—
Accruals for warranties issued during the year	—

Accrued warranty costs at December 31, 2003	55
Settlements made during the year	—
Accruals for warranties issued during the year	31

Accrued warranty costs at December 31, 2004	$86

At December 31, 2004 we had a minimum purchases contract with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. Actual costs could vary from the estimated commitment of approximately $0.3 million based on the actual volume of product ordered at one time, as compared to the expected future volume per order, due to the fact that pricing per unit is dependent upon the number of units in a given order. Actual costs could also vary from the estimated amount above based on variances in actual versus forecast product mix as the minimum purchase contract covers a single product that is available in slightly varying configurations, with accordingly varying prices per unit. No costs were incurred in 2004 associated with this contract. We expect that the minimum purchase volumes under the contract will be fulfilled in 2005.

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers (the “Defendants”). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2004, we were not involved in any other material legal proceedings.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Leases

We lease our Austin facility and certain production equipment under non-cancelable operating lease agreements. Facilities rent expense for the fiscal year ended December 31, 2004, for the period from inception to December 31, 2003, for the period from January 1, 2003 to August 20, 2003 and for the year ended December 31, 2002 was approximately $1.1 million, $0.2 million, $1.2 million and $2.0 million, respectively. Other operating lease expense was approximately $0.6 million, $0.3 million, $0.8 million and $1.2 million for the fiscal year ended December 31, 2004, for the period from inception to December 31, 2003, for the period from January 1, 2003 to August 20, 2003 and for the year ended December 31, 2002, respectively.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2004 (in thousands):

	Capital Leases	Operating Leases
2005	$58	$521
2006	—	319
2007	—	365
2008	—	356
2009	—	361
Thereafter	—	331

Total minimum lease payments	58	$2,253

Amounts representing interest	(5)

Present value of net minimum lease payments	53
Less current maturities	(53)

	$—

14. Related-Party Transactions

Relationship with Austin Ventures

At December 31, 2004, Austin Ventures and its affiliates beneficially owned approximately 72% of our outstanding common stock. Set forth below is a brief description of the existing relationships and agreements between Austin Ventures and us.

Board of Directors

Mr. Aragona, a general partner of Austin Ventures, is Chairman of our board of directors and serves as chairperson of our nominating and governance committee. Mr. Jernigan, a principal of Austin Ventures, is one of our directors and serves as chairperson of our compensation committee. Mr. Olkkola, a general partner of Austin Ventures, is one of our directors.

Registration Rights

Austin Ventures has registration rights with respect to the shares of our common stock that it holds.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repayment of Indebtedness

In February 2004, we used approximately $37.4 million of the proceeds of our initial public offering to repay all outstanding principal and accrued interest on subordinated indebtedness owed to Austin Ventures, Ross Cockrell and Clark Jernigan, as follows (in thousands):

Austin Ventures VII, L.P.	$18,631
Austin Ventures VIII, L.P.	18,743
J. Ross Cockrell	33
Clark W. Jernigan	33

We incurred the subordinated indebtedness in connection with the Staktek acquisition in 2003.

Redemption of Preferred Stock

In February 2004, we used approximately $30.6 million of the proceeds of our initial public offering to redeem, in accordance with its terms, an aggregate of 171.01449 shares of redeemable preferred stock held by Austin Ventures, Ross Cockrell and Clark Jernigan, as follows (in thousands):

Austin Ventures VII, L.P.	$15,244
Austin Ventures VIII, L.P.	15,336
J. Ross Cockrell	29
Clark W. Jernigan	29

We originally issued these shares of redeemable preferred stock in connection with the Staktek acquisition in 2003.

Loan Guarantee

In February 2004, we used approximately $5.0 million of the proceeds of our initial public offering to repay all outstanding principal and accrued interest on short-term indebtedness owed to Comerica Bank, that was guaranteed by Austin Ventures. We incurred the short-term indebtedness in connection with the Staktek acquisition in 2003. Austin Ventures’ guarantee terminated upon repayment in full of the loan.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Earnings Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Numerator:
Income (loss) available to common stockholders	$7,540	$(6,146)	$9,476	$11,526

Denominator:
Weighted average common shares outstanding	50,035	37,511	1,836	1,822
Less: Common shares subject to repurchase	2,801	864	—	—

Total weighted average common shares used in computing basic earnings (loss) per share	47,234	36,647	1,836	1,822
Effect of dilutive securities:
Common shares subject to repurchase	2,801	—	—	—
Stock options	955	—	113	95
Stock warrants	6	—	—	—

Dilutive potential common shares	3,762	—	113	95

Total weighted average common shares used in computing diluted earnings (loss) per share	50,996	36,647	1,949	1,917

Earnings (loss) per share:
Basic	$0.16	$(0.17)	$5.16	$6.33

Diluted	$0.15	$(0.17)	$4.86	$6.01

For the year ended December 31, 2004, the period from inception to December 31, 2003, the period from January 1, 2003 to August 20, 2003 and the fiscal year ended December 31, 2002, we did not include approximately 532,000, 0, 7,000 and 69,000 weighted average common stock equivalents, respectively, in the diluted earnings per share calculation because their impact would have been antidilutive.

16. Stockholders’ Equity

Common Stock

We have authorized 200,000,000 shares of common stock, of which 9,030,000 shares have been reserved for the issuance of stock options. At December 31, 2004, 7,737,491 of these options had been granted, of which 37,517 were forfeited during the year, leaving 1,330,026 available for issuance. At December 31, 2003, 7,363,741 had been granted and 1,666,259 were available for issuance.

Of the 51,102,215 shares and 40,377,396 shares of common stock issued and outstanding as of December 31, 2004 and 2003, respectively, 1,854,481 shares and 3,391,517 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

During 2004, our Board of Directors approved a stock repurchase program. Under this program, we can spend up to $15 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During 2004, we purchased 920,900 shares of our stock on the open market under this program at a total cost of $4.4 million.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, our Board of Directors authorized a 2.15-for-1 forward stock split of our common stock. All common stock and per share information has been adjusted to reflect the stock split as if this stock split had taken place at the inception of the Company.

Common Stock Options

In July 2003, we adopted the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan, incentive stock options and non-statutory stock options may be granted to our employees, consultants or directors at an exercise price of no less than 100% of the fair value on the date of grant. Any incentive stock options granted to a 10% owner optionee (optionee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power) must be granted an exercise price no less than 110% of the fair value on the date of grant as determined by the Board of Directors. Options generally vest over a four-year period (25% at the end of the first year from date of grant and  1/36 of the remaining shares per month over the next 36 months) and are exercisable for a period of ten years from the date of grant.

Certain grants are immediately exercisable and are subject to repurchase by us upon the termination of the optionee’s employment at the original exercise price until the shares have vested. At December 31, 2004 and 2003, 1,854,481 and 3,391,517 shares, respectively, issued and outstanding under the 2003 Plan were subject to repurchase by us.

We recorded $24.3 million of deferred stock-based compensation during the period from inception through December 31, 2003 related to the issuance of stock options to purchase 7,363,741 shares of our common stock at a weighted average exercise price of $0.56 per share. Prior to our initial public offering, our Board of Directors determined the fair value of options granted since there was no public market that could be used to establish a current value. During the registration process of our initial public offering, the fair value of certain options was calculated using the midpoint of an anticipated price range of our stock in connection with the offering. This valuation methodology resulted in a deferred stock-based compensation charge, which is included in the financial statements as a reduction of stockholders’ equity and is being amortized on a straight-line basis over the relevant vesting period of each award. We recorded amortization of deferred stock-based compensation of $5.0 million and $5.4 million for the year ended December 31, 2004 and the period from inception through December 31, 2003, respectively.

A summary of changes in our options to purchase common stock for the period from inception to December 31, 2004 is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Granted	7,363,741	$0.01-$8.37	$0.56
Exercised	(3,827,397)	0.01-1.97	0.11
Forfeited or expired	—	—	—

Options outstanding at December 31, 2003	3,536,344	0.01-8.37	1.05

Granted	373,750	3.81-13.06	10.97
Exercised	(181,793)	0.01	0.01
Forfeited or expired	(37,517)	1.97	1.97

Options outstanding at December 31, 2004	3,690,784	$0.01-$13.06	2.10

Options exercisable at December 31, 2004	2,075,383		$1.75

Options available for grant at December 31, 2004	1,330,026

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		(in years)
$0.01	1,624,207	8.75	$0.01	382,556	$0.01
0.67	1,102,072	8.88	0.67	1,102,072	0.67
1.97	322,005	8.89	1.97	322,005	1.97
3.81-5.01	75,000	9.70	4.62	—	—
8.37	268,750	8.97	8.37	268,750	8.37
12.00-13.06	298,750	9.13	12.56	—	—

$0.01-$13.06	3,690,784	8.86	$2.10	2,075,383	$1.75

During the year ended December 31, 2004, 181,793 vested options were exercised by employee holders. 37,517 options held by a former employee were forfeited after not being exercised within an agreed-upon period of time after that employee’s retirement.

Predecessor Company Stock Options

In May 1991, the Predecessor Company established the 1991 Stock Option Plan and reserved 110,559 shares of its $.01 par value common stock for issuance under this plan. Options vested at various amounts over three years after the date granted and expired ten years after the date granted.

On July 17, 1992, the Predecessor Company established the 1992 Stock Option Plan and reserved 42,712 shares of its $.01 par value common stock for issuance under this plan. Options vested at various amounts over three years after the date granted and expired ten years after the date granted.

On September 5, 1997, the Predecessor Company established the 1997 Stock Option Plan and reserved 5,817 shares of its $.01 par value common stock for issuance under this plan. Options vested at various amounts over three years after the date granted and expired ten years after the date granted.

On November 16, 2000, the Predecessor Company established the 2000 Long Term Incentive Plan and reserved 150,000 shares of its $.01 par value common stock for issuance under this plan. Options vested at various amounts as established by the Predecessor Company’s Board of Directors and expired ten years after the date granted.

The Predecessor Company’s stock option plans provided for the grant of incentive options to employees. The exercise price of the Predecessor Company’s previously outstanding options was the fair value of a share of the Predecessor Company’s common stock on the date of grant, except for certain grants that were subject to variable accounting.

As a result of the acquisition, all of the Predecessor Company’s outstanding unvested stock options became immediately vested due to existing change-of-control provisions. In connection with the acquisition, we purchased 187,741 Predecessor Company stock options for $5.9 million, net of their respective exercise prices, and this amount paid was included in the total purchase price of the Predecessor Company.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in common stock options for the Predecessor Company for the year ended December 31, 2002 and for the period from January 1, 2003 to August 20, 2003 is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding at December 31, 2001	184,799	$5.00-$101.73	$28.57
Granted	57,925	20.00-44.07	20.21
Exercised	(14,803)	5.00-10.00	7.46
Forfeited or expired	(14,325)	20.00-65.90	50.36

Options outstanding at December 31, 2002	213,596	10.00-101.73	26.30

Granted	412	30.00	30.00
Exercised	(12,645)	10.00-20.00	10.16
Forfeited or expired	(6,872)	10.00-33.77	21.34
Purchased or forfeited in business combination	(194,491)	10.00-101.73	27.53

Options outstanding at August 20, 2003	—	$ —	$—

On March 1, 2001, the Predecessor Company cancelled 7,699 common stock options with an exercise price of $101.73. In April and June 2001, the Predecessor Company issued replacement awards for a portion of those common stock options with an exercise price of $33.77. In accordance with the FASB Interpretation No. 44, the replaced options were subject to variable accounting until they were exercised, forfeited, or expired unexercised. During 2002, 7,449 of the replacement options were forfeited. The Predecessor Company recorded compensation expense, net of recovery for all variable options of $0 and $42,000, for the year ended December 31, 2002 and the period from January 1, 2003 to August 20, 2003, respectively, related to the replacement options.

Common Stock Warrant

In October 2003, we issued a warrant to purchase 21,500 shares of common stock to a charitable foundation at $0.67 per share. The warrant is exercisable by the warrant holder at any time prior to October 24, 2010. The fair value of the warrant was estimated using the Black-Scholes pricing model with the following assumptions: expected volatility of 98.0%; expected life of 7 years; expected dividend yield of 0.0%; and the risk-free interest rate of 3.0%. During the period ended December 31, 2003, the warrant was recorded at its fair market value of approximately $225,000 and expensed to selling, general and administrative expenses in the consolidated statement of operations.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Income Taxes

The components of the provision for income taxes were as follows (in thousands):

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Current:
Federal	$6,274	$1,486	$4,466	$4,080
Foreign	5,302	1,064	2,146	768
State	231	31	102	82

Total current	11,807	2,581	6,714	4,930
Deferred:
Federal	(6,411)	(1,887)	159	1,480
Foreign	—	—	—	—
State	(128)	(38)	(12)	29

Total deferred	(6,539)	(1,925)	147	1,509

Provision for income taxes	$5,268	$656	$6,861	$6,439

Foreign taxes include withholdings on royalties from customers located in foreign countries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31 are as follows (in thousands):

	Staktek Holdings, Inc.
	2004	2003
Deferred tax assets:
Depreciation and amortization	$73	$519
Deferred compensation	967	—
Accrued liabilities and other	307	193

	1,347	712
Deferred tax liabilities:
Acquired intangibles	(10,466)	(16,771)
Deductible patent expense	(165)	(11)
Prepaid expenses	(78)	(71)

	(10,709)	(16,853)

Net deferred tax liability	$(9,362)	$(16,141)

Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

The exercise of certain of our stock options results in compensation which is includable in the taxable income of the exercising option holder and deductible by us for federal and state income tax purposes. Such compensation results from increases in the fair market value of the our common stock subsequent to the date of grant of the exercised stock options and, in accordance with APB No. 25, such compensation is not recognized as

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an expense for financial accounting purposes; however, the related tax benefits are recorded as an increase to additional paid-in capital. During the year ended December 31, 2004, our option-related tax deductions did not exceed our book stock compensation, and therefore no increase to additional paid-in capital was recorded.

Our provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes primarily as a result of the following (in thousands):

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20,2003	Year Ended December 31, 2002
Computed at federal statutory rate	$4,576	$(1,616)	$5,718	$6,288
State taxes, net of federal benefit	100	12	133	126
Amortization of deferred stock-based compensation and stock compensation expense	542	1,983	—	—
Non-deductible and non-taxable items	6	258	992	11
Other	44	19	18	14

Provision for income taxes	$5,268	$656	$6,861	$6,439

18. Employee Benefits

Full-time employees become eligible for health care benefits effective the second day of service. We offer all full-time employees partially subsidized health, dental and vision coverage. In addition, on the second day of service all full-time employees receive at our expense life insurance, accidental death coverage, worker’s compensation coverage, and short- and long-term disability coverage.

401(k) Plan

We have, and the Predecessor Company had, a voluntary defined contribution retirement plan (“401(k) Plan”) qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) Plan, eligible employees may defer up to 25% of their annual compensation subject to maximum limitations. The requirements for eligibility include 90 days of service. Under the provisions of the 401(k) Plan, we make, and the Predecessor Company made, contributions in amounts as determined by the Board of Directors, subject to certain limitations. Our contributions related to the 401(k) Plan were approximately $0.5 million, $0.1 million, $0.3 million and $0.4 million for the year ended December 31, 2004, for the period from inception to December 31, 2003, for the period from January 1, 2003 to August 20, 2003, and for the year ended December 31, 2002, respectively.

Profit-Sharing Plan

We have, and the Predecessor Company had, a quarterly profit-sharing plan under which eligible employees may receive a percentage of their base pay, including overtime, in additional compensation. Typically, we make these payments within 30 days after the end of the quarter in which the profit-sharing compensation is earned. Individual awards are computed based upon a combination of corporate and individual goals. Total profit-sharing expense was approximately $2.1 million, $1.0 million, $1.5 million and $1.6 million for the year ended December 31, 2004, for the period from inception to December 31, 2003, for the period from January 1, 2003 to August 20, 2003, and for the year ended December 31, 2002, respectively.

19. Restructuring

In September 2002, in connection with management’s decision to open a production facility in Mexico, the Predecessor Company purchased a building and land in Reynosa, Mexico and initiated a plan to reduce its

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

workforce at its primary location in Austin, Texas. As a result, approximately 100 employees, primarily manufacturing employees, received termination benefits, including severance and retention bonuses. The restructuring was completed in mid-2003.

As of December 31, 2002, severance benefits of approximately $0.3 million were recorded in Business restructuring and acquisition expense. Retention benefits were charged to expense as incurred. The changes in the Company’s restructuring accrual are as follows (in thousands):

Restructuring accrual at December 31, 2001	$—
Restructuring expenses accrued	306
Payments of restructuring expenses	—

Restructuring accrual at December 31, 2002	306
Restructuring expenses accrued	537
Payments of restructuring expenses	(843)

Restructuring accrual at December 31, 2003	$—

20. Geographic Information

The Company considers its business activities to constitute a single segment. Following is a summary of our revenues by geographic region (in thousands):

	Staktek Holdings, Inc.		Predecessor Company
	Year Ended December 31, 2004	Period from Inception to December 31, 2003	Period from January 1, 2003 to August 20, 2003	Year Ended December 31, 2002
Revenue:
North America:
United States	$30,472	$14,232	$22,353	$12,511
Canada	5,143	3,661	6,805	8,464
Europe:
Germany	4,838	2,172	1,500	18,190
Italy	1,320	953	850	1,123
Other	345	—	—	—
Asia:
Korea	31,508	6,204	12,625	6,728

Total	$73,626	$27,222	$44,133	$47,016

At December 31, we had physical assets consisting of cash and net property and equipment located at our manufacturing facility in Reynosa, Mexico as follows (in thousands):

	2004	2003
Cash	$343	$334
Property and equipment, net	1,945	2,025

Total	$2,288	$2,359

Our manufacturing operations are concentrated in a facility located primarily in Reynosa, Mexico. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on our financial position and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management, as of the end of the period covered by this annual report, that our disclosure controls and procedures were effective for this purpose.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on April 21, 2005 under the headings “Board Structure and Compensation,” “Proposal 1: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement under the headings “Board Structure and Compensation – Director Compensation Arrangements” and “Executive Compensation and Other Information” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement under the headings “Proposal 2: Approval of Employee Stock Purchase Plan” and “Stock Ownership” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the heading “Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 46.

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

(b) Exhibits

The following documents are incorporated by reference or included in this report:

2.1*	Agreement and Plan of Merger, dated July 7, 2003, among Staktek Holdings, Inc., SC Merger Sub, Inc. and Staktek Corporation

2.2**	Agreement and Plan of Merger, dated July 7, 2003, among Staktek Holdings, Inc., SC Merger Sub, Inc., Research Applications, Inc. and C.A. Rundell, Jr.

3.1***	Amended and Restated Certificate of Incorporation

3.2**	Amended and Restated Bylaws

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2***	Specimen certificate for shares of common stock of Staktek Holdings, Inc.

10.1*	Staktek Holdings, Inc. 2003 Stock Option Plan, as amended to date

10.2*	Letter Agreement, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights

10.3*	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures

10.4.1***	Agreement, dated June 1, 2000, among Samsung Electronics Co., Ltd., Samsung Semiconductor, Inc. and Staktek Corporation

10.4.2†	First Amendment to Agreement, dated June 9, 2000, among Samsung Electronics Co., Ltd., Samsung Semiconductor, Inc. and Staktek Corporation

10.5*	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek

10.6.1*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and James W. Cady

10.6.2*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and David G. Boone

10.6.3**	Amendment No. 1 to Executive Employment Agreement, dated November 19, 2003, among Staktek Corporation and David G. Boone

10.6.4*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and Charles R. Earnhart

10.6.5*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and William D. Askins

10.6.6*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and Albert V. Saucedo

10.6.7*	Executive Employment Agreement, dated November 17, 2003, among Staktek Corporation and W. Kirk Patterson

10.6.8**	Executive Employment Agreement, dated December 18, 2003, among Staktek Corporation and Stephanie A. Lucie

10.6.9**	Form of Staktek Holdings, Inc. key management bonus plan

10.6.10***	Amendment No. 2 to Executive Employment Agreement, dated January 14, 2004, among Staktek Corporation and David G. Boone

10.7*	Form of Indemnification Agreement for Staktek Holdings, Inc.’s directors and officers

10.8*	Staktek Holdings, Inc. Profit Sharing Plan

10.9	Staktek Holdings, Inc. Medical Retiree Plan

14.1	Code of Ethics

21.1*	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See Page 82 of this Form 10-K)

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference to Registration Statement on Form S-1 (File No. 333-110806) dated November 26, 2003.

**	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-110806) dated January 6, 2004.

***	Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004.

†	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-110806) dated January 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKTEK HOLDINGS, INC.

By:	/S/ JAMES W. CADY
James W. Cady President and Chief Executive Officer Date: March 9, 2005

By:	/S/ W. KIRK PATTERSON
W. Kirk Patterson Vice President and Chief Financial Officer Date: March 9, 2005

KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of James W. Cady and W. Kirk Patterson, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ JAMES W. CADY James W. Cady	President and Chief Executive Officer (principal executive officer)	March 9, 2005

/S/ W. KIRK PATTERSON W. Kirk Patterson	Vice President and Chief Financial Officer (principal accounting and financial officer)	March 9, 2005

/S/ JOSEPH C. ARAGONA Joseph C. Aragona	Chairman of the Board of Directors	March 9, 2005

/S/ HARVEY B. CASH Harvey B. Cash	Director	March 9, 2005

/S/ CLARK W. JERNIGAN Clark W. Jernigan	Director	March 9, 2005

/S/ EDWARD E. OLKKOLA Edward E. Olkkola	Director	March 9, 2005

/S/ MORTON L. TOPFER Morton L. Topfer	Director	March 9, 2005

/S/ A. TRAVIS WHITE A. Travis White	Director	March 9, 2005