Form 10-Q
period 2005-03-31
STAKTEK HOLDINGS INC
filed 2005-05-11
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2005, was 50,291,805.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED MARCH 31, 2005

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

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,891	$39,984
Investments	35,693	37,434
Accounts receivable	2,820	4,493
Inventory held for others	—	3
Inventories	864	833
Prepaid expenses	2,269	590
Other current assets	2,773	2,638

Total current assets	86,310	85,975
Property and equipment, net	11,353	10,162
Goodwill	28,466	28,466
Other intangibles, net	27,039	30,447
Other assets	386	421

Total assets	$153,554	$155,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$723	$714
Accrued liabilities	2,200	2,568
Deferred revenue	440	629
Current maturities of capitalized lease obligations	23	53

Total current liabilities	3,386	3,964
Other accrued liabilities	235	190
Deferred tax liabilities	8,126	9,510

Stockholders’ equity:
Common stock; $0.001 par value; 200,000,000 shares authorized; 51,235,563 shares and 51,102,215 shares issued at March 31, 2005 and December 31, 2004, respectively	50	49
Additional paid-in capital	155,818	155,810
Treasury stock, at cost; 943,758 shares and 473,000 shares at March 31, 2005 and December 31, 2004, respectively	(3,816)	(1,982)
Deferred stock-based compensation	(12,285)	(13,462)
Accumulated other comprehensive loss	(41)	(2)
Retained earnings	2,081	1,394

Total stockholders’ equity	141,807	141,807

Total liabilities and stockholders’ equity	$153,554	$155,471

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Services	$8,063	$12,614
License	7,448	9,187

Total revenue	15,511	21,801
Cost of revenue:
Services	7,107	7,299
Amortization of acquisition intangibles	3,234	3,946
Amortization of deferred stock-based compensation	139	154

Total cost of revenue	10,480	11,399

Gross profit	5,031	10,402
Operating expenses:
Selling, general and administrative (1)	2,399	2,621
Research and development (1)	916	430
Amortization of acquisition intangibles	253	464
Amortization of deferred stock-based compensation	1,038	1,205

Total operating expenses	4,606	4,720

Income from operations	425	5,682
Other income (expense):
Interest income	329	12
Interest expense	(1)	(1,201)
Other	(30)	(8)

Income before income taxes	723	4,485
Provision for income taxes	36	1,627

Net income	687	2,858
Preferred stock dividends	—	(266)

Income available to common stockholders	$687	$2,592

Earnings per share:
Basic	$0.01	$0.06

Diluted	$0.01	$0.05

Shares used in computing earnings per share:
Basic	48,737	43,431
Diluted	50,547	50,005

(1) Excludes the amortization of deferred stock-based compensation as follows:
Selling, general and administrative	$1,019	$1,189
Research and development	19	16

	$1,038	$1,205

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$687	$2,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,757	5,540
Amortization of deferred stock-based compensation	1,177	1,359
Net change in operating assets and liabilities	(1,862)	(10,420)

Net cash provided by (used in) operating activities	4,759	(663)

Cash flows from investing activities:
Purchases of investments	(19,513)	—
Sales and maturities of investments	21,190	—
Additions to property and equipment	(2,427)	(1,348)
Patent application costs	(116)	(8)

Net cash used in investing activities	(866)	(1,356)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2	134,337
Repayment of notes payable and long-term debt	—	(43,125)
Repayment of subordinated loan from related party	—	(34,500)
Redemption of redeemable preferred stock	—	(30,638)
Purchase of treasury stock	(1,958)	—
Payments on capitalized lease obligations	(30)	(28)

Net cash provided by (used in) financing activities	(1,986)	26,046

Net increase in cash and cash equivalents	1,907	24,027
Cash and cash equivalents at beginning of period	39,984	31,165

Cash and cash equivalents at end of period	$41,891	$55,192

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. and all of its subsidiaries (“we,” “us,” “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

These financial statements and notes should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005.

2. Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment– an Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires either a modified prospective or a modified retrospective application. Management is evaluating both approaches to determine the most appropriate.

We are required to adopt SFAS No. 123(R) in the first quarter of 2006. We are evaluating SFAS No. 123(R) and believe it may have a material effect on our financial position and results of operations.

3. Investments

We have invested in securities with original maturities greater than three months. These securities are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of these securities were as follows at the respective dates (in thousands):

    March 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$10,850	$—	$—	$10,850
Other available for sale securities	24,884	—	(41)	24,843

	$35,734	$—	$(41)	$35,693

    December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$24,050	$—	$—	$24,050
Other available for sale securities	13,386	—	(2)	13,384

	$37,436	$—	$(2)	$37,434

Gross unrealized losses at March 31, 2005 and December 31, 2004 are temporary and the result of fluctuations in the current market value of these securities in the marketplace.

Investment securities classified as available-for-sale are shown below by contractual maturity. Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	March 31, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$11,417	$11,408	$4,016	$4,014
Between 1 and 2 years	4,041	4,018	2,000	2,000
After 2 years	20,276	20,267	31,420	31,420

	$35,734	$35,693	$37,436	$37,434

We sold or redeemed approximately $21.2 million in investment securities held as available-for-sale in the three months ended March 31, 2005.

4. Inventories

Inventories consisted of the following at the respective dates (in thousands):

	March 31, 2005	December 31, 2004
Purchased materials	$741	$750
Labor and overhead	123	83

	$864	$833

5. Other Intangibles, Net

The gross carrying amounts and accumulated amortization of our other intangible assets and patents consisted of the following (in thousands) at the respective dates:

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$20,220	$(10,300)	$20,104	$(9,092)
Customer contract	26,100	(13,338)	26,100	(11,300)
Other intangible assets	7,598	(3,241)	7,598	(2,963)

	$53,918	$(26,879)	$53,802	$(23,355)

Amortization expense for all intangibles in the first quarter of 2005 and 2004 was $3.5 million and $4.4 million, respectively.

The following table details the estimated aggregate annual amortization expense (in thousands) for 2005 and each of the four succeeding fiscal years for all of the intangibles we own that are subject to amortization:

2005	$14,096
2006	7,535
2007	4,667
2008	1,458
2009	139

6. Credit Facility

On March 10, 2005, we entered into an unsecured revolving credit agreement with Guaranty Bank (the “Lender”), under which we may borrow up to $20 million at any given time for a one-year term (the “Credit Agreement”). The Credit Agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”) plus between 1.25% and 1.60%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender. We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of March 31, 2005, we had not borrowed under this agreement.

The Credit Agreement contains customary covenants that preclude us, among other things, from making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, or incurring indebtedness in excess of $10 million with a third party outside the scope of the agreement.

The Credit Agreement contains financial covenants as follows:

•	Our tangible net worth must be at least $70 million at the end of each calendar month;

•	Our earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be at least $3 million in each fiscal quarter; and

•	Our ratio of senior debt to EBITDA at the end of each fiscal quarter may not exceed 2.0.

At March 31, 2005, we were in compliance with all covenants under the Credit Agreement. We anticipate that we will be able to remain in compliance with these covenants for the duration of the agreement.

7. Commitments and Contingencies

At March 31, 2005 we had advance payments on assets under development of approximately $0.6 million related to the purchase of certain capital equipment and services. Approximately $0.1 million will be due in 2005 related to assets under development as of March 31, 2005.

At March 31, 2005, we had a minimum purchase contract with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. At March 31, 2005, we had fulfilled approximately 5% of this contract and expect to make full use of the minimum purchase requirement within the agreed-upon time frame.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 31, 2005, we were not involved in any other material legal proceedings.

8. Common Stock

Of the 51,235,563 shares and 51,102,215 shares of common stock issued as of March 31, 2005 and December 31, 2004, respectively, 1,686,031 shares and 1,854,481 shares were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule. During the first quarter of 2005, employees exercised 134,074 stock options.

During 2004, our Board of Directors approved a stock repurchase program. Under this program, we can spend up to $15 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During the first quarter of 2005, we purchased 470,758 shares of our stock on the open market under this program at a total cost of $1.8 million.

9. Stock-Based Compensation

The following table illustrates the pro forma effect on income available to common stockholders and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Income available to common stockholders, as reported	$687	$2,592

Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	924	1,077

Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(1,165)	(1,088)

Pro forma income available to common stockholders	$446	$2,581

Earnings per share:
Basic- as reported	$0.01	$0.06

Basic- pro forma	$0.01	$0.06

Diluted- as reported	$0.01	$0.05

Diluted- pro forma	$0.01	$0.05

10. Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2005, our effective tax rate is estimated to be 27%. The difference between our effective tax rate and the statutory tax rate is primarily the result of permanent differences arising from the tax implications of our stock-based compensation. For the three months ended March 31, 2005, our effective tax rate was approximately 5% as the result of an approximately $0.2 million adjustment to our deferred tax assets and liabilities arising from the reduction in our combined state and federal tax rate.

11. Accumulated other comprehensive loss

The components of our accumulated other comprehensive loss were as follows at the respective dates (in thousands):

	March 31, 2005	December 31, 2004

Unrealized loss on investments	$(41)	$(2)

Accumulated other comprehensive loss	$(41)	$(2)

The components of our comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income available to common stockholders	$687	$2,592
Change in unrealized loss on investments	(29)	—

Comprehensive income	$658	$2,592

12. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted earnings per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Income available to common stockholders	$687	$2,592

Denominator:
Weighted average common shares outstanding	50,529	46,733
Less: Common shares subject to repurchase	1,792	3,302

Total weighted average common shares used in computing basic earnings per share	48,737	43,431

Effect of dilutive securities:
Common shares subject to repurchase, stock options and warrants	1,810	3,098

Total weighted average common shares used in computing diluted earnings per share	50,547	50,005

Earnings per share:
Basic	$0.01	$0.06

Diluted	$0.01	$0.05

For the three months ended March 31, 2005, there were approximately 1,067,000 potentially dilutive weighted common share equivalents that were not included in our earnings per share calculation as their impact would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this quarterly report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2005. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding second quarter revenue; selling, general and administrative expenses and research and development expenses in the next few quarters; the impact of current transitions in our industry and their impact on our business; expectations regarding the transition from 256-megabit memory to 512-megabit memory; expectations regarding the future of planar solutions and the impact to our business; our future position in our market; our expectations regarding borrowing under our new credit agreement; the sufficiency of our cash for operations for the next year; and the extension or renegotiation of our license agreement with Samsung. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Factors Affecting Our Future Operating Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Factors Affecting Our Future Operating Results” below, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2005, as well as other quarterly reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

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

Our current products include:

Value Stakpak®, which targets the low-end server market and potentially certain consumer electronics products, which do not demand the same thermal performance as the high-end server market;

Performance Stakpak®, which is targeted at the server and router markets and is designed to deliver superior thermal performance and high reliability; and

High Performance Stakpak®, which is also targeted at the server and router markets, and is designed to utilize next-generation memory devices that are packaged in non-leaded packages.

The vast majority of the stacked solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in midrange and high-performance servers and storage systems products of large original equipment manufacturers, or OEMs, such as Cisco Systems, Dell, Hewlett-Packard (or HP), IBM, Intel and Sun Microsystems. To a lesser extent, we sell our stacked solutions directly to OEMs. We typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned dynamic random access memory (“DRAM”) chips that are supplied to us for stacking. We have no long-term purchase agreements with any of our customers.

Through our flexible business model, our customers can license our proprietary stacking technologies. To date, we have entered into license agreements with Samsung Electronics Co., Ltd. and Infineon Technologies A.G. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked DRAM chips incorporating our leaded-package stacking technologies and intellectual property.

Our research and development efforts are focused primarily on refining the new High Performance Stakpak product and on developing new technologies for continuing the cost-effective miniaturization of electronic components and systems. An example of this is our System Stakpak®. This technology enables the stacking of multiple heterogeneous integrated circuit subsystem components into a single surface-mountable module.

Results of Operations

The following tables present our operating results for periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2005	2004
Revenue:
Services	52.0%	57.9%
License	48.0	42.1

Total revenue	100.0	100.0
Cost of revenue:
Services	45.8	33.5
Amortization of acquisition intangibles	20.8	18.1
Amortization of deferred stock-based compensation	0.9	0.7

Total cost of revenue	67.5	52.3

Gross profit	32.5	47.7
Operating expenses:
Selling, general and administrative	15.5	12.0
Research and development	5.9	2.0
Amortization of acquisition intangibles	1.6	2.1
Amortization of deferred stock-based compensation	6.7	5.5

Total operating expenses	29.7	21.6

Income from operations	2.8	26.1
Interest and other income (expense), net	1.9	(5.5)

Income before income taxes	4.7	20.6
Provision for income taxes	0.3	7.5

Net income	4.4%	13.1%

Revenue

	Three Months Ended March 31,		Change
	2005	2004
	(in thousands)
Services revenue	$8,063	$12,614	(36)%
License revenue	7,448	9,187	(20)

Total revenue	$15,511	$21,801	(29)%

Our services revenue for the first quarter of 2005 was $8.1 million, a decrease of 36% from the $12.6 million services revenue for the first quarter of 2004. License revenue for the first quarter of 2005 was $7.4 million, a decrease of 20% from the $9.2 million license revenue for the first quarter of 2004.

Revenue consists of services revenue recognized from our manufacture of Stakpaks and of license revenue recognized under our license agreements with Samsung and Infineon. In most instances, our customers provide memory packages to us for stacking on a consignment basis. In some instances, we purchase memory packages from the vendor specified by the customer, typically in quantities at or below the amounts that either the customer is obligated to purchase or we are able to return to the vendor. We exclude from services revenue the costs of memory packages purchased by us and then sold to our customers since we do not bear meaningful inventory risk.

Our reduced services revenue in the first three months of 2005, as compared to the first three months of 2004, was the result of a decline in our unit volume. We anticipated a decrease in the rate of overall unit growth in the demand for stacked memory solutions during the transition period from current-generation stacked products, which are based on 256-megabit memory TSOPs, to next-generation stacked products, which are based on 512-megabit memory TSOPs. Because the next-generation TSOPs deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we are experiencing an increase in the number of units based on 512-megabit memory TSOPs shipped in the first quarter of 2005, as compared to similar units shipped in the first quarter of 2004, and we expect that this trend will continue over the next several quarters.

Another market driver for our decrease in unit volume was an increased use of planar solutions, which allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. We believe that some of the major OEMs and DRAM suppliers are currently using planar solutions and we expect them to utilize a greater percentage of planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-II technologies. However, we believe that these planar solutions will have a limited window of opportunity since increasing die sizes and higher speed requirements are expected to limit their use over time.

In addition, our industry is transitioning from leaded to non-leaded packaging technology, a significant portion of which we expect to occur this year. Our Value Stakpak and Performance Stakpak products used leaded packaging technology, while our High Performance Stakpak is our first non-leaded product.

It is not possible to specifically quantify the impact of these three transitions on our business; however, we do expect decreased revenue in the short term with the combination of the transition from 256-megabit DRAM to 512-megabit DRAM, the transition from leaded to non-leaded packaging technology and the increased use of competitive technologies, such as planar solutions. We do believe that once these transitions are complete, we will be well positioned in our market.

The reduction in our license revenue in the first three months of 2005 as compared with the first three months of 2004 was the result of decreased royalties from Samsung.

Our license agreement with Samsung expires in July 2005. This license agreement provides that, during the term of the agreement, Samsung will not directly or indirectly sell, or invest in any company that sells, stacked products other than our solutions for use in general and scientific computers such as mainframes, servers, work stations and desk top computers. Following the expiration of this license agreement in July 2005, Samsung may be able to compete using other technologies in the stacked products markets currently restricted by the non-compete provision of the agreement. By the terms of the agreement, Samsung and we will be able to use each other’s non-patented technology, information, know-how and processes related to the licensed technologies. However, we believe that our patent rights and the products sold under our patents are the most significant elements of our relationship with Samsung, and we do not believe that Samsung would be able to continue to produce its current stacked memory products without infringing our patent rights. Furthermore, Samsung has made significant investments in tooling, manufacturing and testing facilities and expertise as well as in product acceptance activities related to products that utilize our intellectual property. We also believe that Samsung realizes substantial financial benefits from the sale of stacked memory solutions and that its continued ability to provide these solutions to its customers is important to its relationships with its customers and OEMs.

Currently, we are in the process of negotiating with Samsung to renew this agreement. It is too early in the process to determine whether Samsung and we will reach agreement. If we are unable to extend this agreement on terms favorable to us or at all, if Samsung renews but does not utilize as much of our stacking technology as it currently uses, our license revenue from this agreement could be reduced or eliminated. If Samsung’s customers do not use our manufacturing services or buy the stacked high-density memory solutions from one of our other supply-chain partners, our revenue, operating results and cash flows could be reduced. As of March 31, 2005, the remaining residual value of the customer relationship intangible asset associated with this contract was $12.8 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the outcome of our negotiations, since estimated reductions in the future cash flow from this contract may cause an impairment. If we do not renew this contract, we will record an impairment charge for the full remaining amount of the asset. As of March 31, 2005 no impairment had been recorded.

The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Samsung	47%	42%
Micron	13%	20%
Hewlett-Packard	13%	*
Smart Modular	11%	13%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended March 31,		Change
	2005	2004
	(in thousands)
Gross profit	$5,031	$10,402	(52)%

Percent of total revenue	32.5%	47.7%

Gross profit for the three months ended March 31, 2005 was $5.0 million, or 32.5% of our total revenue, as compared to $10.4 million, or 47.7% of our total revenue for the three months ended March 31, 2004.

Cost of revenue includes depreciation of equipment, direct and indirect labor costs, costs of flex circuits and other components and raw materials and facilities costs associated with our manufacturing operations. Cost of revenue also includes the amortization of intangible assets associated with the Staktek acquisition and amortization of certain patents. A large portion of our cost of revenue is fixed in any given period.

The reduction in our gross margin for the three months ended March 31, 2005, as compared to March 31, 2004, was primarily the result of fixed costs of manufacturing being spread over fewer leaded package-based units. Additionally, as we increase production of our new non-leaded package-based product, we have invested in manufacturing capacity in advance of demand.

Selling, general and administrative expenses

	Three Months Ended March 31,		Change
	2005	2004
	(in thousands)
Selling, general and administrative	$2,399	$2,621	(8)%

Percent of total revenue	15.5%	12.0%

Selling, general and administrative expense for the three months ended March 31, 2005 was $2.4 million, or 15.5% of revenue. This amount reflected a decrease of $0.2 million, or 8%, as compared to selling, general and administrative expense of $2.6 million, or 12.0% of revenue, in the three months ended March 31, 2004.

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

Selling, general and administrative expense was slightly higher in the first quarter of 2004 as compared to the first quarter of 2005, due to $0.5 million in legal fees related to litigation that has been resolved. Partially offsetting this decline is an increase in public company costs. The increase in selling, general and administrative expense as a percentage of revenue in the first quarter of 2005 as compared to the first quarter of 2004 was due to the decline in our total revenue. We expect to incur selling, general and administrative expenses of 23 to 26% of revenue over the next several quarters.

Research and development

	Three Months Ended March 31,		Change
	2005	2004
	(in thousands)
Research and development	$916	$430	113%

Percent of total revenue	5.9%	2.0%

Research and development expense for the three months ended March 31, 2005 was $0.9 million, or 5.9% of revenue, which reflected an increase of $0.5 million, or 113%, as compared with research and development expense of $0.4 million, or 2.0% of revenue for the three months ended March 31, 2004.

Research and development expenses include expenses related to product development and design, engineering, process development, equipment and tooling design, fabrication and implementation, test hardware and software design and implementation, and amortization of certain patents. Significant fluctuations in research and development expenses may occur from period to period depending on the nature and extent of engineering activities over any given time frame. In addition, we devote significant resources to design, develop and implement automated machinery for our products. General product and process development costs that are not associated with either a specific customer product or a standard product to be offered for sale are considered to be research and development activities and are accounted for as research and development expenses.

Increased research and development expense in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, resulted from our expenditures in the development of our non-leaded technologies and our System Stakpak product. We intend to devote additional resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-II, DRAM chips in non-leaded packages, non-DRAM homogeneous circuits and heterogeneous circuits. As a result, we expect research and development expenses to range between 8 and 10% of revenue over the next several quarters. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us to qualify and manufacture products based on these new technologies.

Amortization of acquisition intangibles

	Three Months Ended March 31,		Change
	2005	2004
	(in thousands)
Amortization of acquisition intangibles	$3,487	$4,410	(21)%

Amortization of acquisition intangibles was $3.5 million for the three months ended March 31, 2005, a decrease of $0.9 million, or 21%, as compared to $4.4 million for the three months ended March 31, 2004.

Amortization of acquisition intangibles consists of amortization of acquired identified intangible assets resulting from the Staktek acquisition in August 2003.

These acquired intangibles were amortized over their estimated useful lives in relation to the discounted cash flow of the assets, as estimated at the time of acquisition. Each year the annual amortization expense of these intangibles declines. For interim periods within each year, the amortization expense is recorded on a straight-line basis.

Amortization of deferred stock-based compensation

	Three Months Ended March 31,		Change
	2005	2004
	(in thousands)
Amortization of deferred stock- based compensation	$1,177	$1,359	(13)%

Amortization of deferred stock-based compensation was $1.2 million for the three months ended March 31, 2005, a decrease of $0.2 million, or 13%, as compared to $1.4 million for the three months ended March 31, 2004.

We recorded deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of these grants. We are amortizing this amount over the vesting periods of the applicable options.

Interest and other income (expense), net

	Three Months Ended March 31,		Change
	2005	2004
	(in thousands)
Interest and other income (expense), net	$298	$(1,197)	125%

Interest and other income (expense), net, for the three months ended March 31, 2005 was income of $0.3 million, as compared to expense of $1.2 million for the three months ended March 31, 2004.

Interest and other income (expense), net, generally consists of net interest income and interest expense and other non-recurring items, such as the gain or loss on the disposition of assets.

The change in interest and other income (expense), net, from the first quarter of 2004 to the first quarter of 2005 was due primarily to the fact we carried significant debt during a portion of the first quarter of 2004 on which we recorded interest expense. We repaid this debt in the first quarter of 2004. In the first quarter of 2005, we had investments and cash equivalents, initially purchased in the fourth quarter of 2004, earning interest income.

Provision for income taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2005, our effective tax rate is estimated to be 27%. The difference between our effective tax rate and the statutory tax rate is primarily the result of permanent differences arising from the tax implications of our stock-based compensation.

For the three months ended March 31, 2005, our effective tax rate was approximately 5% as the result of an approximately $0.2 million adjustment to our deferred tax assets and liabilities arising from the reduction in our combined state and federal tax rate.

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of $82.9 million, including $77.6 million of cash, cash equivalents and investments, compared to working capital of $82.0 million, including $77.4 million of cash, cash equivalents and investments, as of December 31, 2004.

Net cash provided by operating activities was $4.8 million for the first three months of 2005, as compared to $0.7 million net cash used in operating activities for the first three months of 2004. This change was primarily due to an $8.4 million net increase in cash flows from operating assets and liabilities, offset by a $2.2 million decrease in net income. The change in cash flows from operating assets and liabilities is due in large part to the decrease of our accounts receivable in the first three months of 2005 as opposed to an increase in our accounts receivable during the first three months of 2004.

Net cash used in investing activities was $0.9 million for the first three months of 2005, compared to $1.4 million for the first three months of 2004. The decrease in net cash used in investing activities was due primarily to $1.7 million sales and maturities of investments, net of purchases, offset by an increase in additions to property and equipment. Additions to property and equipment in the first three months of 2005 were $2.4 million as compared to $1.3 million during the first three months of 2004, and were related primarily to adding equipment capacity for our High Performance Stakpak. We will continue to add equipment capacity as necessary in anticipation of an increase in demand for this product.

Net cash used by financing activities during the first three months of 2005 was $2.0 million, primarily related to the purchase of stock under our stock repurchase program. In the first three months of 2004, net proceeds from our initial public offering and the repayment of all of our outstanding long-term debt were the primary events leading to net cash provided by financing activities of $26.0 million.

On March 10, 2005, we entered into an unsecured revolving credit agreement with Guaranty Bank under which we may borrow up to $20 million at any given time for a one-year term. This credit agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this credit agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”), plus between 1.25% and 1.60%, depending upon the amount of cash or liquid investments that we have on deposit with the Guaranty Bank. We are required to maintain at least $5 million on deposit with Guaranty Bank during the term of this credit agreement.

As of March 31, 2005, we had not borrowed under this credit agreement, nor do we expect we will need to make any substantial borrowings under this agreement in the near term.

We believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operating activities will be sufficient to fund our operations, our anticipated additions to property and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain additional credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. The credit agreement we entered into on March 10, 2005 may, by its terms, hinder attempts to borrow additional funds from other parties. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Revenue from our license agreements with Samsung and Infineon is recognized per unit stacked in the period in which they report royalties to us. Neither licensee typically provides us with forward estimates or current-quarter information concerning its shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which the licensees actually ship products using our stacking technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is considered probable.

Impairment of Assets. We evaluate the recoverability of losses on long-lived assets, such as property and equipment and intangible assets when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than the carrying value of these assets, and accordingly, all or a portion of this carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to the carrying amounts. Actual useful lives and cash flows could be different than those estimated by us.

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

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment– an Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires either a modified prospective or a modified retrospective application. Management is evaluating both approaches to determine the most appropriate.

We are required to adopt SFAS No. 123(R) in the first quarter of 2006. We are evaluating SFAS No. 123(R) and believe it may have a material effect on our financial position and results of operations.

Subsequent Event

Effective May 9, 2005, Wayne R. Lieberman joined Staktek as President. Mr. Lieberman will be responsible for our overall operations and financial objectives and will play a key role in establishing and managing corporate strategy, customer relationships, technology alliances, product development and overall corporate performance. Prior to joining Staktek, Mr. Lieberman spent 25 years in the semiconductor and software industries, serving in a variety of executive positions. James W. Cady resigned his position as President and will retain the title of Chief Executive Officer.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this quarterly report on Form 10-Q and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies by OEMs including, but not limited to, the transition from DDR-I to DDR-II technology and from leaded to non-leaded packages;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the ongoing transition from current-generation stacked products, which are based on 256-megabit monolithic DRAMs, to next-generation stacked products, which are based on 512-megabit monolithic DRAMs, as well as the next transition from 512-megabit DRAMs to 1-Gbit DRAMs, with each transition resulting in lower unit volumes of stacked memory products to produce the same amount of memory capacity. This is offset by increasing demand for memory capacity with each new generation of systems;

•	the impact of a current reduction in the prices of 512-megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256-megabit monolithic DRAMs;

•	the increasing adoption of small-package planar solutions instead of our stacking solutions by OEMs as well as DRAM suppliers;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our stacked solutions;

•	changes in OEMs’ DRAM and dual in-line memory module buying processes;

•	changes in the level of our operating expenses;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture DRAM and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 93% of our total revenue in the first quarter of 2005, 86% of our total revenue in 2004 and 88% of our total revenue in 2003. In particular, Samsung accounted for most of our license revenue and 47% of our total revenue in the first quarter of 2005, and Micron Technology, Hewlett-Packard and SMART Modular Technologies accounted for 13%, 13% and 11%, respectively, of our total revenue in the first quarter of 2005. SMART Modular is a supply-chain partner of Hewlett-Packard, so units incorporating our stacking solutions are ultimately sold through to Hewlett-Packard as the

OEM. We sold to Celestica as a supply-chain partner of another OEM, but this OEM adopted a different business model by sourcing more of its high-density needs directly through silicon providers rather than indirectly through Staktek. This shift may result in the potential loss of some business to alternative technologies. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate stacked memory utilizing our stacking technologies. In the future, these customers may decide not to specify products that incorporate our stacking technologies for use in their systems, purchase fewer stacked memory products than they did in the past or alter their purchasing patterns.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea and represented most of our license revenue and 47% of our total revenue in the first quarter of 2005. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and Samsung, which could materially and adversely affect our operating results.

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

We receive the substantial majority of our license revenue from our license agreement with Samsung. This agreement requires Samsung to pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. This license expires in July 2005. Currently, we are in the process of negotiating with Samsung to extend the term of this agreement. It is too early in the process to determine whether we and Samsung will reach agreement. If we are unable to extend this agreement on terms favorable to us or at all, or if Samsung renews this agreement but does not continue to utilize as much of our stacking technology as it currently utilizes, our business, financial condition and results of operations could be materially harmed. As of March 31, 2005, the remaining residual value of the customer relationship intangible asset associated with this contract was $12.8 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the outcome of our negotiations, since estimated reductions in the future cash flow from this contract may cause an impairment. If we do not renew this contract, we will record an impairment charge for the full remaining amount of the asset. As of March 31, 2005 no impairment had been recorded.

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

We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and midrange server market, which constituted 72% of our total services revenue in the first quarter of 2005, 82% of our total services revenue in 2004 and 98% of our total services revenue in 2003. If the market for these servers deteriorates or the use of our stacked services and technologies in this market declines, our operating results would be materially and adversely affected.

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

We shifted our high-volume manufacturing capacity from our Austin, Texas facility to a new manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the three months ended March 31, 2005, we manufactured over 95% of our units in Mexico. In addition, we shifted all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004. This shift in our operations, combined with the growth in our business overall in recent periods, has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Our manufacturing facility in Reynosa, Mexico could expose us to new and significant risks.

Our high-volume manufacturing facility in Reynosa, Mexico provided over 95% of our unit production in the three months ended March 31, 2005. In addition, we shifted all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004. This facility is exposed to certain risks as a result of its location, including:

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

In the three months ended March 31, 2005, we manufactured over 95% of our stacked memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of March 31, 2005, 58% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our success to date has been highly dependent on James W. Cady, our President and Chief Executive Officer, and other members of our senior management team. We believe that our future success will be dependent on retaining the services of these key personnel, developing their successors, modifying our internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles should departures or additions to the management team occur. For example, we recently hired a new President, who will significantly influence the future direction and strategy of the Company. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our services and technologies.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 49% in the first quarter of 2005, 59% in 2004 and 49% in 2003. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship stacked memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the SEC, have required changes to some of our corporate governance practices. The Sarbanes-Oxley Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the National Association of Securities Dealers, or NASD, has adopted revisions to its requirements for companies, such as us, that propose to have securities listed on the Nasdaq Stock Market. These new rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, time consuming and costly. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee, as well as qualified executive officers.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and a 10% fluctuation in our rate of return on those investments would not have a material impact on our financial condition. As of March 31, 2005, all of our cash was held in deposit or money market accounts, or invested in investment grade securities.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate would be dependent upon our outstanding borrowings. As of March 31, 2005, we had not borrowed under this credit agreement.

ITEM 4. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective for this purpose.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers (the “Defendants”). In April 2005, this case was transferred to the U.S. District Court for the Western District of Austin. The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 31, 2005, we were not involved in any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase made by or on behalf of the Company of shares of the Company’s common stock during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1-31, 2005	122,058	$4.21	122,058	Approx. $10.1 million
February 1-28, 2005	45,000	3.75	45,000	Approx. $9.9 million
March 1-31, 2005	303,700	3.74	303,700	Approx. $8.8 million

TOTAL	470,758	$3.86	470,758

(1)	On July 28, 2004, we announced that the Board approved a stock repurchase program for up to $15 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1.1*	Amended and Restated Certificate of Incorporation, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004 and incorporated herein by reference.

3.2.1*	Amended and Restated Bylaws filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-110806) dated January 6, 2004 and incorporated herein by reference.

4.1*	Specimen certificate for shares of common stock, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004 and incorporated herein by reference.

10.1	Loan Agreement by and between Staktek Holdings, Inc. and Guaranty Bank dated March 10, 2005.

10.2	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005.

10.3	Guaranty Agreement by and between Staktek Group L.P. and Guaranty Bank dated March 10, 2005.

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/
James W. Cady
Chief Executive Officer
Date: May 11, 2005

/s/
W. Kirk Patterson
Chief Financial Officer and Vice President
Date: May 11, 2005