Form 10-Q
period 2005-06-30
STAKTEK HOLDINGS INC
filed 2005-08-10
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2005, was 49,495,801.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2005

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

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,489	$39,984
Investments	34,142	37,434
Accounts receivable	4,742	4,493
Inventories	565	833
Prepaid expenses	1,638	590
Income tax recoverable	3,540	1,705
Other current assets	874	936

Total current assets	84,990	85,975
Property and equipment, net	11,080	10,162
Goodwill	28,466	28,466
Other intangibles, net	23,629	30,447
Other assets	371	421

Total assets	$148,536	$155,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$909	$714
Accrued liabilities	2,592	2,568
Deferred revenue	164	629
Current maturities of capitalized lease obligations	—	53

Total current liabilities	3,665	3,964
Other accrued liabilities	221	190
Deferred tax liabilities	6,902	9,510

Stockholders’ equity:
Common stock; $0.001 par value; 200,000,000 shares authorized; 51,378,802 shares and 51,102,215 shares issued at June 30, 2005 and December 31, 2004, respectively	51	49
Additional paid-in capital	157,120	155,810
Treasury stock, at cost; 1,883,001 shares and 473,000 shares at June 30, 2005 and December 31, 2004, respectively	(6,360)	(1,982)
Deferred stock-based compensation	(10,045)	(13,462)
Accumulated other comprehensive loss	(24)	(2)
(Accumulated deficit) retained earnings	(2,994)	1,394

Total stockholders’ equity	137,748	141,807

Total liabilities and stockholders’ equity	$148,536	$155,471

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,
	2005	2004
Revenue:
Services	$7,707	$10,422
License	3,570	7,663

Total revenue	11,277	18,085
Cost of revenue:
Services	7,546	6,504
Amortization of acquisition intangibles	3,235	3,947
Amortization of deferred stock-based compensation and stock compensation expense	237	154

Total cost of revenue	11,018	10,605

Gross profit	259	7,480
Operating expenses:
Selling, general and administrative (1)	2,299	1,858
Research and development (1)	1,195	572
Business restructuring	561	—
Amortization of acquisition intangibles	253	464
Amortization of deferred stock-based compensation and stock compensation expense	3,242	1,067

Total operating expenses	7,550	3,961

Income (loss) from operations	(7,291)	3,519
Other income (expense):
Interest income	433	58
Interest expense	(3)	(4)
Other	4	(16)

Income (loss) before income taxes	(6,857)	3,557
Provision (benefit) for income taxes	(1,782)	1,515

Income (loss) available to common stockholders	(5,075)	2,042

Earnings (loss) per share:
Basic	$(0.10)	$0.04

Diluted	$(0.10)	$0.04

Shares used in computing earnings (loss) per share:
Basic	48,623	48,407
Diluted	48,623	52,877
(1) Excludes the amortization of deferred stock-based compensation as follows:

Selling, general and administrative	$3,226	$1,051
Research and development	16	16

	$3,242	$1,067

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Six Months Ended June 30,
	2005	2004
Revenue:
Services	$15,770	$23,036
License	11,018	16,850

Total revenue	26,788	39,886
Cost of revenue:
Services	14,653	13,803
Amortization of acquisition intangibles	6,469	7,893
Amortization of deferred stock-based compensation and stock compensation expense	376	308

Total cost of revenue	21,498	22,004

Gross profit	5,290	17,882
Operating expenses:
Selling, general and administrative (1)	4,698	4,479
Research and development (1)	2,111	1,002
Business restructuring	561	—
Amortization of acquisition intangibles	506	928
Amortization of deferred stock-based compensation and stock compensation expense	4,280	2,272

Total operating expenses	12,156	8,681

Income (loss) from operations	(6,866)	9,201
Other income (expense):
Interest income	762	70
Interest expense	(4)	(1,205)
Other	(26)	(24)

Income (loss) before income taxes	(6,134)	8,042
Provision (benefit) for income taxes	(1,746)	3,142

Net income (loss)	(4,388)	4,900
Preferred stock dividends	—	(266)

Income (loss) available to common stockholders	$(4,388)	$4,634

Earnings (loss) per share:
Basic	$(0.09)	$0.10

Diluted	$(0.09)	$0.09

Shares used in computing earnings (loss) per share:
Basic	48,680	45,919
Diluted	48,680	50,833
(1) Excludes the amortization of deferred stock-based compensation as follows:

Selling, general and administrative	$4,248	$2,240
Research and development	32	32

	$4,280	$2,272

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(4,388)	$4,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,640	11,089
Amortization of deferred stock-based compensation and stock compensation expense	4,656	2,580
Other non-cash charges	68	—
Net change in operating assets and liabilities	(5,379)	(13,064)

Net cash provided by operating activities	4,597	5,505

Cash flows from investing activities:
Purchases of investments	(30,778)	—
Sales and maturities of investments	33,980	—
Additions to property and equipment	(3,511)	(2,189)
Purchase of intangible assets	—	(600)
Patent application costs	(230)	(64)

Net cash used in investing activities	(539)	(2,853)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	4	134,004
Repayment of notes payable and long-term debt	—	(43,125)
Repayment of subordinated loan from related party	—	(34,500)
Redemption of redeemable preferred stock	—	(30,638)
Purchase of treasury stock	(4,457)	—
Repurchase of exercised unvested shares	(47)	—
Payments on capitalized lease obligations	(53)	(57)

Net cash provided by (used in) financing activities	(4,553)	25,684

Net increase (decrease) in cash and cash equivalents	(495)	28,336
Cash and cash equivalents at beginning of period	39,984	31,165

Cash and cash equivalents at end of period	$39,489	$59,501

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (“we,” “us,” “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

These financial statements and notes should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005.

2. Investments

We have invested in securities with original maturities greater than three months. These securities are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of these securities were as follows (in thousands) at the respective dates:

June 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$11,000	$—	$—	$11,000
Other available for sale securities	23,166	4	(28)	23,142

	$34,166	$4	$(28)	$34,142

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$24,050	$—	$—	$24,050
Other available for sale securities	13,386	—	(2)	13,384

	$37,436	$—	$(2)	$37,434

Gross unrealized losses at June 30, 2005 and December 31, 2004 are temporary and the result of fluctuations in the current market value of these securities in the marketplace.

Investment securities classified as available-for-sale are shown below by contractual maturity. Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	June 30, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$5,474	$5,472	$4,016	$4,014
Between 1 and 2 years	6,285	6,273	2,000	2,000
After 2 years	22,407	22,397	31,420	31,420

	$34,166	$34,142	$37,436	$37,434

We sold or redeemed approximately $34.0 million in investment securities held as available-for-sale in the six months ended June 30, 2005.

3. Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	June 30, 2005	December 31, 2004
Raw materials	$469	$712
Work in process	60	12
Finished goods	36	109

	$565	$833

4. Other Intangibles, Net

The gross carrying amounts and accumulated amortization of our other intangible assets and patents consisted of the following (in thousands) at the respective dates:

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$20,334	$(11,507)	$20,104	$(9,092)
Customer contract	26,100	(15,376)	26,100	(11,300)
Other intangible assets	7,598	(3,520)	7,598	(2,963)

	$54,032	$(30,403)	$53,802	$(23,355)

Amortization expense for all intangibles in the three months ended June 30, 2005 and 2004 was $3.5 million and $4.4 million, respectively. Amortization expense for all intangibles in the six months ended June 30, 2005 and 2004 was $7.0 million and $8.8 million, respectively.

The following table details the estimated aggregate annual amortization expense (in thousands) for 2005 and each of the four succeeding fiscal years for all of the intangibles we own that are subject to amortization:

2005	$14,096
2006	7,535
2007	4,667
2008	1,458
2009	139

5. Credit Facility

On March 10, 2005, we entered into an unsecured revolving credit agreement with Guaranty Bank (the “Lender”), under which we may borrow up to $20 million at any given time for a one-year term (the “Credit Agreement”). The Credit Agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow under this Credit Agreement. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”) plus between 1.25% and 1.60%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender. We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement.

The Credit Agreement contains customary covenants that preclude us from, among other things, making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, or incurring indebtedness in excess of $10 million with a third party outside the scope of the agreement.

The Credit Agreement contains financial covenants that must be met for periods in which we have outstanding borrowings. These financial covenants include tangible net worth of at least $70 million at the end of each calendar month, earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least $3 million each quarter and a ratio of senior debt to EBITDA of no more than 2.0. As of June 30, 2005, we had not borrowed under this agreement and were not required to certify compliance with these covenants.

6. Commitments and Contingencies

At June 30, 2005, we had a minimum purchase contract with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. As of June 30, 2005, we have fulfilled approximately 20% of this contract and expect to make full use of the minimum purchase requirement within the agreed-upon time frame.

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

In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. In July 2005, we filed a motion to dismiss the amended complaint.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2005, we were not involved in any other material legal proceedings.

7. Common Stock

Of the 51,378,802 shares and 51,102,215 shares of common stock issued as of June 30, 2005 and December 31, 2004, respectively, 661,802 shares and 1,854,481 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule. During the six months ended June 30, 2005, employees exercised 277,313 stock options.

On May 9, 2005, in accordance with the terms of an amended employment agreement, the vesting of our chief executive officer’s stock options was accelerated by a period of 18 months. The accelerated vesting of approximately 85,000 options resulted in the recognition in the second quarter of approximately $0.5 million of additional stock compensation expense. The accelerated vesting of approximately 660,000 exercised unvested shares resulted in the recognition of approximately $1.6 million of additional stock compensation expense in the second quarter and an additional $0.6 million of deferred stock-based compensation that will be expensed on a straight-line basis through the first quarter of 2006.

During June 2005, as the result of our business restructuring (see Note 8) we cancelled approximately 154,000 stock options held by 11 terminated employees. Additionally, in connection with our business restructuring, we repurchased approximately 164,000 shares of unvested stock from terminated employees at a cost of approximately $47,000 and, in accordance with their respective employee agreements, we accelerated the vesting of approximately 283,000 stock options. Deferred stock compensation of approximately $0.7 million associated with these cancelled options and repurchased unvested stock was reversed. We recognized approximately $0.2 million of stock-based compensation expense as a result of the acceleration of stock options.

During 2004, our Board of Directors approved a stock repurchase program. Under this program, we can spend up to $15 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During the second quarter of 2005, we purchased 775,042 shares of our stock on the open market under this program at a total cost of $2.5 million. During the six months ended June 30, 2005, we purchased 1,245,800 shares of our stock on the open market under this program at a total cost of $4.3 million.

8. Business Restructuring

During June 2005, we recorded a restructuring charge of $0.6 million resulting from a workforce reduction of 11 employees. This restructuring was the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a change in our management structure. The restructuring charge was composed of costs associated with employee separations as follows (in thousands):

	Total Charge	Paid	Non-Cash Charges	Liability at June 30, 2005
Employee separations	$561	$(58)	$—	$503

Total	$561	$(58)	$—	$503

All but approximately $36,000 of the liability at June 30, 2005 is expected to be paid by the end of January 2006.

9. Stock-Based Compensation

The following table illustrates the pro forma effect on income (loss) available to common stockholders and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Income (loss) available to common stockholders, as reported	$(5,075)	$2,042

Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	3,226	963

Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(3,629)	(1,197)

Pro forma income (loss) available to common stockholders	$(5,478)	$1,808

Earnings (loss) per share:
Basic- as reported	$(0.10)	$.04

Basic- pro forma	$(0.11)	$.04

Diluted- as reported	$(0.10)	$.04

Diluted- pro forma	$(0.11)	$.03

	Six Months Ended June 30,
	2005	2004
Income (loss) available to common stockholders, as reported	$(4,388)	$4,634

Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	4,150	2,065

Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(4,794)	(2,313)

Pro forma income (loss) available to common stockholders	$(5,032)	$4,386

Earnings (loss) per share:
Basic- as reported	$(0.09)	$.10

Basic- pro forma	$(0.10)	$.10

Diluted- as reported	$(0.09)	$.09

Diluted- pro forma	$(0.10)	$.09

10. Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2005, our effective tax rate is estimated to be 26%. The difference between our effective tax rate and the statutory tax rate is primarily the result of permanent differences arising from the tax implications of our stock-based compensation. For the three months ended June 30, 2005, our effective tax rate was approximately 26%. For the six months ended June 30, 2005, our effective tax rate was approximately 28% as the result of an approximately $0.2 million adjustment to our deferred tax assets and liabilities in the first quarter arising from the reduction in our combined state and federal tax rate.

11. Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows (in thousands) at the respective dates:

	June 30, 2005	December 31, 2004
Unrealized loss on investments	$(24)	$(2)

Accumulated other comprehensive loss	$(24)	$(2)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Income (loss) available to common stockholders	$(5,075)	$2,042
Change in unrealized loss on investments	12	—

Comprehensive income (loss), net of tax	$(5,063)	$2,042

	Six Months Ended June 30,
	2005	2004
Income (loss) available to common stockholders	$(4,388)	$4,634
Change in unrealized loss on investments	(16)	—

Comprehensive income (loss), net of tax	$(4,404)	$4,634

12. Earnings Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Numerator:
Income (loss) available to common stockholders	$(5,075)	$2,042

Denominator:
Weighted average common shares outstanding	50,005	51,369
Less: Common shares subject to repurchase	1,382	2,962

Total weighted average common shares used in computing basic earnings (loss) per share	48,623	48,407

Effect of dilutive securities:
Common shares subject to repurchase, stock options and warrants	—	4,470

Total weighted average common shares used in computing diluted earnings (loss) per share	48,623	52,877

Earnings (loss) per share:
Basic	$(0.10)	$0.04

Diluted	$(0.10)	$0.04

	Six Months Ended June 30,
	2005	2004
Numerator:
Income (loss) available to common stockholders	$(4,388)	$4,634

Denominator:
Weighted average common shares outstanding	50,267	49,051
Less: Common shares subject to repurchase	1,587	3,132

Total weighted average common shares used in computing basic earnings (loss) per share	48,680	45,919

Effect of dilutive securities:
Common shares subject to repurchase, stock options and warrants	—	4,914

Total weighted average common shares used in computing diluted earnings (loss) per share	48,680	50,833

Earnings (loss) per share:
Basic	$(0.09)	$0.10

Diluted	$(0.09)	$0.09

For the three and six months ended June 30, 2005, there were approximately 5,333,000 and 5,914,000 potentially dilutive weighted common shares, respectively, that were not included in our earnings per share calculation as their impact would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this quarterly report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2005. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding third quarter revenue, selling, general and administrative expenses and research and development expenses; the impact of current transitions in our industry, including the transition from 256-megabit memory to 512-megabit memory, from leaded to non-leaded technology, as well as from DDR-1 to DDR-2; expectations regarding the future of planar solutions and the impact to our business; our future position in our market; our intent to devote additional resources to R&D activities; and the sufficiency of our cash for operations for the next year. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed below under the subheading “Factors Affecting Our Future Operating Results” and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in “Factors Affecting Our Future Operating Results” below, as well as in the documents filed by us with the SEC, specifically our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, as well as other quarterly reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a leading provider of intellectual property and services for the next generation of 3D high-speed and high-capacity thermal management systems. Our Performance, Value and High Performance Stakpak® memory solutions increase operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technology. With an IP portfolio of more than 140 patents and patent applications pending, we offer flexibility for customers, including outsourced manufacturing, technology licensing and custom engineering.

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

Through our flexible business model, our customers can license our proprietary stacking technologies. To date, we have entered into license agreements with Samsung Electronics Co., Ltd. and Infineon Technologies A.G. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked chips incorporating our leaded-package stacking technologies and intellectual property.

Recent Event

On July 18, 2005, we announced the renewal and expansion of the license agreement we originally entered into with Samsung Electronics Co., Ltd. in July of 2000 for stacking packaged DRAMs using our stacking technology. Under the terms of the expanded agreement, Samsung will be able to use our leaded package stacking technology for any Samsung leaded device, such as DRAMs, SRAMs and Flash memory, until 2010.

Results of Operations- a comparison of the three months ended June 30, 2005 and 2004

The following tables present our operating results for periods indicated as a percentage of revenue:

	Three Months Ended June 30,
	2005	2004
Revenue:
Services	68.3%	57.6%
License	31.7	42.4

Total revenue	100.0	100.0
Cost of revenue:
Services	66.9	36.0
Amortization of acquisition intangibles	28.7	21.8
Amortization of deferred stock-based compensation and stock compensation expense	2.1	0.8

Total cost of revenue	97.7	58.6

Gross profit	2.3	41.4
Operating expenses:
Selling, general and administrative	20.4	10.3
Research and development	10.6	3.1
Business restructuring	5.0	—
Amortization of acquisition intangibles	2.2	2.6
Amortization of deferred stock-based compensation and stock compensation expense	28.7	5.9

Total operating expenses	66.9	21.9

Income (loss) from operations	(64.6)	19.5
Interest and other income (expense), net	3.8	0.2

Income (loss) before income taxes	(60.8)	19.7
Provision (benefit) for income taxes	(15.8)	8.4

Net income (loss)	(45.0)%	11.3%

Revenue

	Three Months Ended June 30,		Change
	2005	2004
	(in thousands)
Services revenue	$7,707	$10,422	(26)%
License revenue	3,570	7,663	(53)

Total revenue	$11,277	$18,085	(38)%

Our services revenue for the second quarter of 2005 was $7.7 million, a decrease of 26% from the $10.4 million services revenue for the second quarter of 2004. License revenue for the second quarter of 2005 was $3.6 million, a decrease of 53% from the $7.7 million license revenue for the second quarter of 2004.

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

Our reduced services revenue in the second quarter of 2005, as compared to the second quarter of 2004, was the result of a decline in our unit volume driven by a series of industry transitions. First, there has been a transition from current-generation stacked products, which are based on 256-megabit memory thin small outline packages, or TSOPs, to next-generation stacked products, which are based on 512-megabit memory TSOPs. Because the next-generation TSOPs deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we are experiencing an increase in the number of units based on 512-megabit memory TSOPs shipped in the second quarter of 2005, as compared to similar units shipped in the second quarter of 2004, and we expect that this trend will continue over the next several quarters.

Other industry-wide transitions include the movement to non-leaded packaging technology as well as the adoption of DDR-2. These changes have allowed the size of the DRAM package to vary and to more closely align with the size of the memory die in the package. This package type requires a different stacking process than the leaded-package technology that has been the industry standard for the past several years.

This combination of industry transitions has led to an increased use of planar solutions, which allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. We believe that some of the major OEMs and DRAM suppliers are currently using planar solutions and we expect them to utilize a greater percentage of planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-2 technologies. However, we believe that these planar solutions will have a limited window of opportunity since increasing die sizes and higher speed requirements are expected to limit their use over time. We do believe that once these transitions are complete, we will be well positioned in our market.

The reduction in our license revenue in the second quarter of 2005, as compared with the second quarter of 2004, was the result of decreased royalties from Samsung. This decline was driven by the same factors noted above related to our service revenue.

The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended June 30,
	2005	2004
Samsung	29%	41%
Hewlett Packard	23	*
Micron	22	11
Celestica	*	19

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended June 30,		Change
	2005	2004
	(in thousands)
Gross profit	$259	$7,480	(97)%

Percent of total revenue	2.3%	41.4%

Gross profit for the three months ended June 30, 2005 was $0.3 million, or 2.3% of our total revenue, as compared to $7.5 million, or 41.4% of our total revenue for the three months ended June 30, 2004.

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

The reduction in our gross margin for the three months ended June 30, 2005, as compared to June 30, 2004, was primarily the result of a decrease in our licensing revenue for which there was not any corresponding impact on our cost of goods sold. Additionally, increased costs due to ramping of our new High Performance Stakpak and reduced leaded-package unit production resulted in fixed costs of manufacturing being spread over fewer units.

Selling, general and administrative expenses

	Three Months Ended June 30,		Change
	2005	2004
	(in thousands)
Selling, general and administrative	$2,299	$1,858	24%

Percent of total revenue	20.4%	10.3%

Selling, general and administrative expense for the three months ended June 30, 2005 was $2.3 million, or 20.4% of revenue. This amount reflected an increase of $0.4 million, or 24%, as compared to selling, general and administrative expense of $1.9 million, or 10.3% of revenue, in the three months ended June 30, 2004.

Selling, general and administrative expenses consist of salaries and wages for executive, sales and marketing and administrative personnel, travel expenses and other marketing costs. Additional expenses include administrative and information technology costs, legal costs, amortization of intangibles associated with customer relationships and non-compete agreements and other supporting costs. These expenses also include allocations or direct charges for insurance, consultants and other professional fees, utilities and office supplies.

Selling, general and administrative expense was slightly higher in the second quarter of 2005 as compared to the second quarter of 2004, primarily due to higher personnel costs. We expect to incur selling, general and administrative expenses of 20 to 22% of revenue in the third quarter.

Research and development

	Three Months Ended June 30,		Change
	2005	2004
	(in thousands)
Research and development	$1,195	$572	109%

Percent of total revenue	10.6%	3.1%

Research and development expense for the three months ended June 30, 2005 was $1.2 million, or 10.6% of revenue, which reflected an increase of $0.6 million, or 109%, as compared with research and development expense of $0.6 million, or 3.1% of revenue, for the three months ended June 30, 2004.

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

Increased research and development expense in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, resulted from our expenditures in the development of our non-leaded technologies, System Stakpak® and other new product initiatives. We intend to devote additional resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-2, DDR-3, DRAM chips in non-leaded packages, non-DRAM homogeneous circuits and heterogeneous circuits. As a result, we expect research and development expenses to range between 11 and 13% of revenue for the following quarter. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us for qualification and manufacturing of products based on these new technologies.

Business restructuring

	Three Months Ended June 30,
	2005	2004	Change
	(in thousands)
Business restructuring	$561	$—	N/A

Business restructuring expense was $0.6 million for the three months ended June 30, 2005. There was no business restructuring expense for the three months ended June 30, 2004.

This restructuring, pursuant to a plan developed and implemented in the second quarter, included costs associated with the termination of 11 employees and was the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a change in our management structure.

Amortization of acquisition intangibles

	Three Months Ended June 30,		Change
	2005	2004
	(in thousands)
Amortization of acquisition intangibles	$3,488	$4,411	(21)%

Amortization of acquisition intangibles was $3.5 million for the three months ended June 30, 2005, a decrease of $0.9 million, or 21%, as compared to $4.4 million for the three months ended June 30, 2004.

Amortization of acquisition intangibles consists of amortization of acquired identified intangible assets resulting from the Staktek acquisition in August 2003.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the annual amortization expense of these intangibles was scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Amortization of deferred stock-based compensation and stock compensation expense

	Three Months Ended June 30,
	2005	2004	Change
	(in thousands)
Amortization of deferred stock-based compensation and stock compensation expense	$3,479	$1,221	185%

Amortization of deferred stock-based compensation and stock compensation expense was $3.5 million for the three months ended June 30, 2005, an increase of $2.3 million, or 185%, as compared to $1.2 million for the three months ended June 30, 2004.

We recorded deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of these grants. We are amortizing this amount over the vesting periods of the applicable options.

The increase in deferred stock-based compensation expense during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was the result of the acceleration of the vesting of certain stock option grants in the second quarter of 2005. Certain of our chief executive officer’s stock options were amended in the second quarter such that vesting was accelerated by 18 months. This triggered recognition of $2.1 million of deferred stock-based compensation expense associated with these options. Additionally, the departure of two executive officers in the second quarter as a result of our business restructuring, and the accelerated vesting of certain of their stock options in accordance with their employment agreements, triggered recognition of $0.2 million of deferred stock-based compensation expense associated with those options.

Interest and other income (expense), net

	Three Months Ended June 30,		Change
	2005	2004
	(in thousands)
Interest and other income (expense), net	$434	$38	1,042%

Interest and other income (expense), net for the three months ended June 30, 2005, was income of $0.4 million, as compared to income of $38,000 for the three months ended June 30, 2004.

Interest and other income (expense), net, generally consists of net interest income and interest expense and other non-recurring items, such as the gain or loss on the disposition of assets.

The change in interest and other income (expense), net from the second quarter of 2004 to the second quarter of 2005 was due primarily to an increased level of cash, cash equivalents and investments earning an improved rate of return.

Provision for income taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2005, our effective tax rate is estimated to be 26%. The difference between our effective tax rate and the statutory tax rate is primarily the result of permanent differences arising from the tax implications of our stock-based compensation.

For the three months ended June 30, 2005, our effective tax rate was approximately 26%.

Results of Operations- a comparison of the six months ended June 30, 2005 and 2004

The following tables present our operating results for periods indicated as a percentage of revenue:

	Six Months Ended June 30,
	2005	2004
Revenue:
Services	58.9%	57.8%
License	41.1	42.2

Total revenue	100.0	100.0
Cost of revenue:
Services	54.7	34.6
Amortization of acquisition intangibles	24.1	19.8
Amortization of deferred stock-based compensation	1.4	0.8

Total cost of revenue	80.2	55.2

Gross profit	19.8	44.8
Operating expenses:
Selling, general and administrative	17.5	11.2
Research and development	7.9	2.5
Business restructuring	2.1	—
Amortization of acquisition intangibles	1.9	2.3
Amortization of deferred stock-based compensation	16.0	5.7

Total operating expenses	45.4	21.7

Income (loss) from operations	(25.6)	23.1
Interest and other income (expense), net	2.7	(2.9)

Income (loss) before income taxes	(22.9)	20.2
Provision (benefit) for income taxes	(6.5)	7.9

Net income (loss)	(16.4)%	12.3%

Revenue

	Six Months Ended June 30,		Change
	2005	2004
	(in thousands)
Services revenue	$15,770	$23,036	(32)%
License revenue	11,018	16,850	(35)

Total revenue	$26,788	$39,886	(33)%

Our services revenue for the six months ended June 30, 2005 was $15.8 million, a decrease of 32% from the $23.0 million services revenue for the six months ended June 30, 2004. License revenue for the six months ended June 30, 2005 was $11.0 million, a decrease of 35% from the $16.9 million license revenue for the six months ended June 30, 2004.

Our reduced services revenue in the first six months of 2005, as compared to the first six months of 2004, was the result of a decline in our unit volume driven by a series of industry transitions. First, there has been a transition from current-generation stacked products, which are based on 256-megabit memory TSOPs, to next-generation stacked products, which are based on 512-megabit memory TSOPs. Because the next-generation TSOPs deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we are experiencing an increase in the number of units based on 512-megabit memory TSOPs shipped in the first six months of 2005, as compared to similar units shipped in the first six months of 2004, and we expect that this trend will continue over the next several quarters.

Other industry-wide transitions include the movement to non-leaded package technology, as well as to the adoption of DDR-2. These changes have allowed the size of the DRAM package to vary and to more closely align with the size of the memory die in the package. This package type requires a different stacking process than the leaded-package technology that has been the industry standard for the past several years.

This combination of industry transitions has led to an increased use of planar solutions, which allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. We believe that some of the major OEMs and DRAM suppliers are currently using planar solutions and we expect them to utilize a greater percentage of planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-2 technologies. However, we believe that these planar solutions will have a limited window of opportunity since increasing die sizes and higher speed requirements are expected to limit their use over time. We do believe that once these transitions are complete, we will be well positioned in our market.

The reduction in our license revenue in the first six months of 2005 as compared with the first six months of 2004 was the result of decreased royalties from Samsung. This decline was driven by the same factors noted above related to our service revenue.

The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Six Months Ended June 30,
	2005	2004
Samsung	39%	41%
Micron	17	16
Hewlett Packard	17	*
Smart	10	11
Celestica	*	13

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Six Months Ended June 30,
	2005	2004	Change
	(in thousands)
Gross profit	$5,290	$17,882	(70)%
Percent of total revenue	19.8%	44.8%

Gross profit for the six months ended June 30, 2005 was $5.3 million, or 19.8% of our total revenue, as compared to $17.9 million, or 44.8% of our total revenue for the six months ended June 30, 2004.

The reduction in our gross margin for the six months ended June 30, 2005, as compared to June 30, 2004, was primarily the result of a decrease in our licensing revenue during the first six months of 2005 for which there was not any corresponding impact on our cost of goods sold. Additionally, increased costs due to ramping of our new High Performance Stakpak and reduced leaded-package unit production resulted in fixed costs of manufacturing being spread over fewer units.

Selling, general and administrative expenses

	Six Months Ended June 30,		Change
	2005	2004
	(in thousands)
Selling, general and administrative	$4,698	$4,479	5%

Percent of total revenue	17.5%	11.2%

Selling, general and administrative expense for the six months ended June 30, 2005 was $4.7 million, or 17.5% of revenue. This amount reflected an increase of $0.2 million, or 5%, as compared to selling, general and administrative expense of $4.5 million, or 11.2% of revenue, in the six months ended June 30, 2004.

Selling, general and administrative expense did not change significantly for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Research and development

	Six Months Ended June 30,
	2005	2004	Change
	(in thousands)
Research and development	$2,111	$1,002	111%
Percent of total revenue	7.9%	2.5%

Research and development expense for the six months ended June 30, 2005 was $2.1 million, or 7.9% of revenue, which reflected an increase of $1.1 million, or 111%, as compared with research and development expense of $1.0 million, or 2.5% of revenue for the six months ended June 30, 2004.

Increased research and development expense in the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, resulted from our expenditures in the development of our non-leaded technologies, System Stakpak and other new product initiatives.

Business restructuring

	Six Months Ended June 30,		Change
	2005	2004
	(in thousands)
Business restructuring	$561	$—	N/A

Business restructuring expense was $0.6 million for the six months ended June 30, 2005. There was no business restructuring expense for the six months ended June 30, 2004.

This restructuring, pursuant to a plan developed and implemented in the second quarter, included costs associated with the termination of 11 employees and was the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a change in our management structure.

Amortization of acquisition intangibles

	Six Months Ended June 30,
	2005	2004	Change
	(in thousands)
Amortization of acquisition intangibles	$6,975	$8,821	(21)%

Amortization of acquisition intangibles was $7.0 million for the six months ended June 30, 2005, a decrease of $1.8 million, or 21%, as compared to $8.8 million for the six months ended June 30, 2004.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the annual amortization expense of these intangibles was scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Amortization of deferred stock-based compensation and stock compensation expense

	Six Months Ended June 30,		Change
	2005	2004
	(in thousands)
Amortization of deferred stock-based compensation and stock compensation expense	$4,656	$2,580	80%

Amortization of deferred stock-based compensation and stock compensation expense was $4.7 million for the six months ended June 30, 2005, an increase of $2.1 million, or 80%, as compared to $2.6 million for the six months ended June 30, 2004.

The increase in deferred stock-based compensation expense during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, was the result of the acceleration of the vesting of certain stock option grants in the second quarter of 2005. Certain of our chief executive officer’s stock options were amended in the second quarter such that vesting was accelerated by 18 months. This triggered recognition of $2.1 million of deferred stock-based compensation expense associated with these options. Additionally, the departure of two executive officers in the second quarter as a result of our business restructuring, and the accelerated vesting of certain of their stock options in accordance with their employment agreements, triggered recognition of $0.2 million of deferred stock-based compensation expense associated with those options.

Interest and other income (expense), net

	Six Months Ended June 30,		Change
	2005	2004
	(in thousands)
Interest and other income (expense), net	$732	$(1,159)	163%

Interest and other income (expense), net for the six months ended June 30, 2005 was income of $0.7 million, as compared to expense of $1.2 million for the six months ended June 30, 2004.

The change in interest and other income (expense), net from the first six months of 2004 to the first six months of 2005 was due primarily to the fact we carried significant debt during a portion of the first quarter of 2004 on which we paid interest expense. We repaid this debt in the first quarter of 2004. Additionally, in 2005 we have an increased level of cash, cash equivalents and investments earning an improved rate of return.

Provision for income taxes

The difference between our effective tax rate and the statutory tax rate is primarily the result of permanent differences arising from the tax implications of our stock-based compensation. For the six months ended June 30, 2005, our effective tax rate was approximately 28%.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital of $81.3 million, including $73.6 million of cash, cash equivalents and investments, compared to working capital of $82.0 million, including $77.4 million of cash, cash equivalents and investments, as of December 31, 2004.

Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2005, as compared to $5.5 million for the six months ended June 30, 2004. This change was primarily due to a $9.3 million decrease in net income, partially offset by a $7.8 million net increase in cash flows from operating assets and liabilities and a $0.6 million increase in total non-cash charges. The change in cash flows from operating assets and liabilities was due in large part to payments of accrued interest on debt incurred in the Staktek acquisition and a decrease in trade accounts payable in the first six months of 2004.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2005, compared to $2.9 million for the six months ended June 30, 2004. The decrease in net cash used in investing activities was due primarily to $3.2 million sales and maturities of investments, net of purchases, offset by an increase in additions to property and equipment. Additions to property and equipment in the six months ended June 30, 2005 were $3.5 million as compared to $2.2 million during the six months ended June 30, 2004, and were related primarily to adding equipment capacity for our High Performance Stakpak. We will continue to add equipment capacity as necessary in anticipation of any increases in demand for this product.

Net cash used by financing activities during the six months ended June 30, 2005 was $4.6 million, primarily related to the purchase of stock under our stock repurchase program. In the six months ended June 30, 2004, net proceeds from our initial public offering, the repayment of all of our outstanding long-term debt and the redemption of our preferred stock were the primary events leading to net cash provided by financing activities of $25.7 million.

On March 10, 2005, we entered into an unsecured revolving credit agreement with Guaranty Bank under which we may borrow up to $20 million at any given time for a one-year term. This credit agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this credit agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”), plus between 1.25% and 1.60%, depending upon the amount of cash or liquid investments that we have on deposit with Guaranty Bank. We are required to maintain at least $5 million on deposit with Guaranty Bank during the term of this credit agreement.

As of June 30, 2005, we had not borrowed under this credit agreement, nor do we expect we will need to make any substantial borrowings under this agreement in the near term.

We believe that our current assets, including cash and cash equivalents, investments and expected cash flows from operating activities will be sufficient to fund our operations, our anticipated additions to property and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain additional credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. The credit agreement we entered into on March 10, 2005 may, by its terms, hinder attempts to borrow additional funds from other parties. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Subsequent Event

On July 20, 2005, we announced the realignment of our management infrastructure in preparation for increased activity to drive product and market growth in enterprise and consumer device markets. Key organizational changes included the creation of two market-oriented business units, the creation of the position of chief technology officer, and the addition of a new vice president of sales, a business unit general manager and two senior-level engineering leaders.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this quarterly report on Form 10-Q and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies by OEMs including, but not limited to, the transition from DDR-1 to DDR-2 technology and from leaded to non-leaded packages;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the ongoing transition from current-generation stacked products, which are based on 256-megabit monolithic DRAMs, to next-generation stacked products, which are based on 512-megabit monolithic DRAMs, as well as the next transition from 512-megabit DRAMs to 1-Gbit DRAMs, with each transition resulting in lower unit volumes of stacked memory products to produce the same amount of memory capacity. This is offset by increasing demand for memory capacity with each new generation of systems;

•	the impact of a current reduction in the prices of 512-megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256-megabit monolithic DRAMs;

•	the increasing adoption of small-package planar solutions instead of our stacking solutions by OEMs as well as DRAM suppliers;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our stacked solutions;

•	changes in OEMs’ DRAM and dual in-line memory module buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture DRAM and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 90% of our total revenue in the first six months of 2005, 86% of our total revenue in 2004 and 88% of our total revenue in 2003. In particular, Samsung accounted for most of our license revenue and 39% of our total revenue in the first six months of 2005, and Micron Technology, Hewlett Packard and SMART Modular Technologies accounted for 17%, 17% and 10%, respectively, of our total revenue in the first six months of 2005. SMART Modular is a supply-chain partner of Hewlett-Packard, so units incorporating our stacking solutions are ultimately sold through to HP as the OEM. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate stacked memory utilizing our stacking technologies. In the future, these customers may decide not to specify products that incorporate our stacking technologies for use in their systems, purchase fewer stacked memory products than they did in the past or alter their purchasing patterns.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea and represented most of our license revenue and 39% of our total revenue in the first six months of 2005. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and Samsung, which could materially and adversely affect our operating results.

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

We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and midrange server market, which constituted 78% of our total services revenue in the first six months of 2005, 82% of our total services revenue in 2004 and 98% of our total services revenue in 2003. If the market for these servers deteriorates or the use of our stacked services and technologies in this market declines, our operating results would be materially and adversely affected.

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

We have many competitors who have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. We believe that some of the major OEMs and DRAM suppliers currently are using planar solutions and we expect them to utilize a greater percentage of planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-2 technologies with the migration to smaller footprint packages in these next-generation technologies. As a result of the increased use of planar solutions, we expect these OEMs and DRAM suppliers to decrease the use of stacked solutions in their products. However, we believe that these planar solutions will have a limited window of opportunity, since increasing die sizes and higher speed requirements are expected to limit their use over time.

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

Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution for the vast majority of our revenue by increasing revenue associated with our other Stakpak solutions, such as our High Performance Stakpak, and by developing new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

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

Our research and development efforts are focused primarily on furthering the technologies related to our non-leaded solutions, System Stakpak product and other new product initiatives. If the development of these technologies is delayed or abandoned, or if these new technologies fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. Furthermore, if markets for these new technologies develop later than we anticipate, or do not develop at all, demand for our solutions that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

We shifted our high-volume manufacturing capacity from our Austin, Texas facility to our manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the six months ended June 30, 2005, we manufactured over 95% of our units in Mexico. In addition, we shifted all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004. This shift in our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Our manufacturing facility in Reynosa, Mexico could expose us to new and significant risks.

Our high-volume manufacturing facility in Reynosa, Mexico provided over 95% of our unit production in the six months ended June 30, 2005. In addition, we shifted all of the production of our Performance Stakpak to this facility in the fourth quarter of 2004. This facility is exposed to certain risks as a result of its location, including:

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

In the six months ended June 30, 2005, we manufactured over 95% of our stacked memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of June 30, 2005, 73% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

We have hired new members of our management team and have realigned our infrastructure, which may disrupt our business and adversely affect our operations.

Recently we hired new members of our management team, and we realigned our executive and technical infrastructure to support our new growth strategy. These rapid changes in a short period of time could be disruptive to our operations and could adversely affect our business. In addition, some of these additions to our team will increase our overall cost structure, which may adversely affect our financial performance. This adverse impact is particularly applicable in the short term while we are in the process of implementing our new growth strategy.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our success to date has been highly dependent on James W. Cady, our Chief Executive Officer, and other members of our senior management team. We believe that our future success will be dependent on retaining the services of these key personnel, developing their successors, modifying our internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles should departures or additions to the management team occur. For example, we recently hired a new President, who will significantly influence the future direction and strategy of the Company. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our services and technologies.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 42% in the first six months of 2005, 59% in 2004 and 49% in

2003. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship stacked memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

The Financial Accounting Standards Board’s (“FASB’s”) adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004, the FASB adopted Statement 123R, “Share Based Payment– an Amendment of FASB Statements No. 123 and 95,” which will require us, starting in the first quarter of 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and a 10% fluctuation in our rate of return on those investments would not have a material impact on our financial condition. As of June 30, 2005, all of our cash was held in deposit or money market accounts, or invested in investment grade securities.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate would be dependent upon our outstanding borrowings. As of June 30, 2005, we had not borrowed under this credit agreement.

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

In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. In July 2005, we filed a motion to dismiss the amended complaint.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2005, we were not involved in any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase made by or on behalf of the Company of shares of the Company’s common stock during the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1-30, 2005	263,042	(1)	$3.75	(2)	263,042	Approx. $7.8 million
May 1-31, 2005	195,000	(1)	3.02	(2)	195,000	Approx. $7.2 million
June 1-30, 2005	317,000	(1)	2.84	(2)	317,000	Approx. $6.3 million
June 30, 2005	62,698	(3)	0.01	(3)	—
June 30, 2005	101,503	(3)	0.45	(3)	—

TOTAL	939,243		$2.68		775,042

(1)	On July 28, 2004, we announced that the Board approved a stock repurchase program for up to $15 million to purchase shares of our common stock.
(2)	Excludes commissions paid.
(3)	On June 30, 2005, we repurchased from two former executive officers 164,201 shares of common stock as a result of their retirement. We had granted options to purchase 849,250 and 37,517 shares of common stock at $0.01395 and $1.9721 per share, respectively, which were subject to a time-based vesting schedule but were immediately exercisable. These options were exercised prior to vesting but remained subject, to the extent not yet vested, to repurchase by the Company upon termination of employment. The repurchase prices of $.01395 and $1.9721 per share were equal to the original exercise prices.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2005 Annual Meeting of Stockholders on April 21, 2005. Following are the results of voting on proposals submitted to stockholders at the annual meeting,

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Withheld
Joseph C. Aragona	46,478,022	1,825,866
James W. Cady	46,485,522	1,818,366
Harvey B. Cash	47,469,766	834,122
Clark W. Jernigan	46,483,522	1,820,366
Edward E. Olkkola	46,723,501	1,580,387
Morton L. Topfer	47,899,158	404,730
A. Travis White	47,907,158	396,730

Proposal No. 2: Approval of Employee Stock Purchase Plan. Our proposed employee stock purchase plan was approved as follows:

For:	41,798,784
Against:	513,360
Abstain:	87,660

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1.1*	Amended and Restated Certificate of Incorporation, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004 and incorporated herein by reference.

3.2.1*	Amended and Restated Bylaws filed with Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-110806) dated January 6, 2004 and incorporated herein by reference.

4.1*	Specimen certificate for shares of common stock, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004 and incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ James W. Cady
James W. Cady
Chief Executive Officer
Date: August 9, 2005

/s/ W. Kirk Patterson
W. Kirk Patterson
Chief Financial Officer and Vice President
Date: August 9, 2005