Form 10-Q
period 2005-09-30
STAKTEK HOLDINGS INC
filed 2005-11-07
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2005, was 49,211,975.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,635	$39,984
Investments	30,677	37,434
Accounts receivable	5,184	4,493
Inventories	1,146	833
Prepaid expenses	1,121	590
Income tax receivable	3,346	1,705
Other current assets	899	936

Total current assets	85,008	85,975

Property and equipment, net	10,477	10,162
Goodwill	28,466	28,466
Other intangibles, net	20,328	30,447
Other assets	330	421

Total assets	$144,609	$155,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$748	$714
Accrued liabilities	3,176	2,568
Deferred revenue	287	629
Current maturities of capitalized lease obligations	—	53

Total current liabilities	4,211	3,964

Other accrued liabilities	241	190
Deferred tax liabilities	5,637	9,510

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares and 200,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 51,689,873 shares and 51,102,215 shares issued at September 30, 2005 and December 31, 2004, respectively	51	49
Additional paid-in capital	157,264	155,810
Treasury stock, at cost; 2,477,898 shares and 473,000 shares at September 30, 2005 and December 31, 2004, respectively	(8,463)	(1,982)
Deferred stock-based compensation	(8,678)	(13,462)
Accumulated other comprehensive loss	(45)	(2)
(Accumulated deficit) retained earnings	(5,609)	1,394

Total stockholders’ equity	134,520	141,807

Total liabilities and stockholders’ equity	$144,609	$155,471

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue:
Services	$8,804	$8,249
License	3,989	7,820

Total revenue	12,793	16,069

Cost of revenue:
Services	6,960	5,800
Amortization of acquisition intangibles	3,234	3,946
Amortization of deferred stock-based compensation and stock compensation expense	84	154

Total cost of revenue	10,278	9,900

Gross profit	2,515	6,169

Operating expenses:
Selling, general and administrative (1)	2,626	2,167
Research and development (1)	1,527	634
Restructuring	454	—
Amortization of acquisition intangibles	254	463
Amortization of deferred stock-based compensation and stock compensation expense	1,199	1,066

Total operating expenses	6,060	4,330

Income (loss) from operations	(3,545)	1,839

Other income (expense):
Interest income	463	111
Interest expense	(1)	(2)
Other	(28)	8

Income (loss) before income taxes	(3,111)	1,956
Provision (benefit) for income taxes	(496)	736

Income (loss) available to common stockholders	$(2,615)	$1,220

Earnings (loss) per share:
Basic	$(0.05)	$0.03

Diluted	$(0.05)	$0.02

Shares used in computing earnings (loss) per share:
Basic	48,725	48,214
Diluted	48,725	51,685
(1) Excludes the amortization of deferred stock-based compensation as follows:
Selling, general and administrative	$1,174	$1,051
Research and development	25	15

	$1,199	$1,066

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenue:
Services	$24,574	$31,285
License	15,007	24,670

Total revenue	39,581	55,955

Cost of revenue:
Services	21,613	19,603
Amortization of acquisition intangibles	9,703	11,839
Amortization of deferred stock-based compensation and stock compensation expense	460	462

Total cost of revenue	31,776	31,904

Gross profit	7,805	24,051

Operating expenses:
Selling, general and administrative (1)	7,324	6,646
Research and development (1)	3,638	1,636
Restructuring	1,015	—
Amortization of acquisition intangibles	760	1,391
Amortization of deferred stock-based compensation and stock compensation expense	5,479	3,338

Total operating expenses	18,216	13,011

Income (loss) from operations	(10,411)	11,040

Other income (expense):
Interest income	1,225	181
Interest expense	(5)	(1,207)
Other	(54)	(16)

Income (loss) before income taxes	(9,245)	9,998
Provision (benefit) for income taxes	(2,242)	3,878

Net income (loss)	(7,003)	6,120
Preferred stock dividends	—	(266)

Income (loss) available to common stockholders	$(7,003)	$5,854

Earnings (loss) per share:
Basic	$(0.14)	$0.13

Diluted	$(0.14)	$0.11

Shares used in computing earnings (loss) per share:
Basic	48,695	46,690
Diluted	48,695	51,201
(1) Excludes the amortization of deferred stock-based compensation as follows:
Selling, general and administrative	$5,422	$3,291
Research and development	57	47

	$5,479	$3,338

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(7,003)	$6,120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,475	16,713
Amortization of deferred stock-based compensation and stock compensation expense	5,939	3,800
Other non-cash charges	88	—
Net change in operating assets and liabilities	(6,427)	(7,607)

Net cash provided by operating activities	7,072	19,026

Cash flows from investing activities:
Purchases of investments	(72,584)	—
Sales and maturities of investments	79,212	—
Additions to property and equipment	(4,249)	(2,570)
Proceeds from sales of assets	55	—
Purchase of intangible assets	—	(734)
Patent application costs	(453)	(198)

Net cash provided by (used in) investing activities	1,981	(3,502)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	258	133,779
Repayment of notes payable and long-term debt	—	(43,125)
Repayment of subordinated loan from related party	—	(34,500)
Redemption of redeemable preferred stock	—	(30,638)
Purchase of treasury stock	(6,560)	(2,427)
Repurchase of exercised unvested shares	(47)	—
Payments on capitalized lease obligations	(53)	(76)

Net cash provided by (used in) financing activities	(6,402)	23,013

Net increase in cash and cash equivalents	2,651	38,537

Cash and cash equivalents at beginning of period	39,984	31,165

Cash and cash equivalents at end of period	$42,635	$69,702

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (“we,” “us,” “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

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

2. Investments

We have invested in securities with original maturities greater than three months. These securities are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of these securities were as follows (in thousands) at the respective dates:

September 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$11,500	$—	$—	$11,500
Other available for sale securities	19,222	—	(45)	19,177

	$30,722	$—	$(45)	$30,677

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$24,050	$—	$—	$24,050
Other available for sale securities	13,386	—	(2)	13,384

	$37,436	$—	$(2)	$37,434

Gross unrealized losses at September 30, 2005 and December 31, 2004 are temporary and the result of fluctuations in the current market value of these securities in the marketplace.

Investment securities classified as available-for-sale are shown below (in thousands) by contractual maturity. Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	September 30, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$9,184	$9,152	$4,016	$4,014
Between 1 and 2 years	3,030	3,022	2,000	2,000
After 2 years	18,508	18,503	31,420	31,420

	$30,722	$30,677	$37,436	$37,434

We sold or redeemed approximately $79.2 million in investment securities held as available-for-sale in the nine months ended September 30, 2005.

3. Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	September 30, 2005	December 31, 2004
Raw materials	$852	$712
Work in process	52	12
Finished goods	242	109

	$1,146	$833

4. Other Intangibles, Net

The gross carrying amounts and accumulated amortization of our other intangibles consisted of the following (in thousands) at the respective dates:

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$20,556	$(12,716)	$20,104	$(9,092)
Customer contract	26,100	(17,414)	26,100	(11,300)
Other intangible assets	7,598	(3,796)	7,598	(2,963)

	$54,254	$(33,926)	$53,802	$(23,355)

Amortization expense for all intangibles in the three months ended September 30, 2005 and 2004 was $3.5 million and $4.4 million, respectively. Amortization expense for all intangibles in the nine months ended September 30, 2005 and 2004 was $10.6 million and $13.3 million, respectively.

The following table details the estimated aggregate annual amortization expense (in thousands) for 2005 and each of the four succeeding fiscal years for all of the intangibles we own that are subject to amortization:

2005	$14,096
2006	7,536
2007	4,668
2008	1,459
2009	141

5. Credit Facility

On March 10, 2005, we entered into an unsecured revolving credit agreement with Guaranty Bank (the “Lender”), under which we may borrow up to $20 million at any given time for a one-year term (the “Credit Agreement”). The Credit Agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow under this Credit Agreement. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”) plus between 1.25% and 1.60%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender. We are required to maintain at least $5 million on deposit with the Lender.

The Credit Agreement contains customary covenants that preclude us from, among other things, making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, or incurring indebtedness in excess of $10 million with a third party outside the scope of the agreement.

In periods in which we have outstanding borrowings, we must certify our compliance with the financial covenants contained in the Credit Agreement. These financial covenants include tangible net worth of at least $70 million at the end of each calendar month, earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least $3 million each quarter and a ratio of senior debt to EBITDA of no more than 2.0. As of September 30, 2005, we had not borrowed under this agreement and were not required to certify our compliance with these covenants. If we had needed to draw against this credit agreement during the third quarter of 2005, we would have been unable to access these funds, due to a violation of one of the financial covenants during the third quarter.

6. Commitments and Contingencies

At September 30, 2005, we had a minimum purchase contract with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. As of September 30, 2005, we have fulfilled approximately 35% of this contract. We will continue to evaluate our exposure under the terms of this agreement. The remaining unfulfilled commitment as of September 30, 2005 is not material.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2005, we were not involved in any other material legal proceedings.

7. Common Stock

Of the 51,689,873 shares and 51,102,215 shares of common stock issued as of September 30, 2005 and December 31, 2004, respectively, 557,380 shares and 1,854,481 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule. During the nine months ended September 30, 2005, employees exercised 574,776 stock options. During the third quarter of 2005, the Company initiated its employee stock purchase plan, which resulted in employees purchasing 12,883 shares during the quarter ended September 30, 2005.

On May 9, 2005, in accordance with the terms of an amended employment agreement, which addressed a change in roles and responsibilities, the vesting of our former chief executive officer’s stock options was accelerated by a period of 18 months. The accelerated vesting of approximately 85,000 options resulted in the recognition in the second quarter of 2005 of approximately $0.5 million of additional stock compensation expense. The accelerated vesting of approximately 660,000 exercised unvested shares resulted in the recognition of approximately $1.6 million of additional stock compensation expense in the second quarter of 2005 and an additional $0.6 million of deferred stock-based compensation that will be expensed on a straight-line basis through the first quarter of 2006.

During 2005, as the result of our restructuring (see Note 8) we cancelled approximately 248,000 stock options held by 15 terminated employees. Additionally, in connection with our restructuring, we repurchased approximately 164,000 shares of unvested stock from terminated employees at a cost of approximately $47,000 and, in accordance with their respective employee agreements, we accelerated the vesting of approximately 283,000 stock options. Deferred stock compensation of approximately $0.8 million associated with these cancelled options and repurchased unvested stock was reversed in 2005. We recognized approximately $0.2 million of stock-based compensation expense in the second quarter of 2005 as a result of the acceleration of stock options.

During 2004, our Board of Directors approved a stock repurchase program. Under this program, we can spend up to $15 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During the third quarter of 2005, we purchased 594,897 shares of our stock on the open market under this program at a total cost of $2.1 million. During the nine months ended September 30, 2005, we purchased 1,840,697 shares of our stock on the open market under this program at a total cost of $6.4 million. Since the inception of this repurchase program, we have repurchased 2,761,597 shares at a total cost of $10.8 million.

8. Restructuring

In June 2005, we recorded a restructuring charge of $0.6 million for separation costs resulting from a workforce reduction of 11 employees. In September 2005, we recorded an additional restructuring charge of $0.4 million for separation costs for a workforce reduction of 64 employees. Both restructurings were the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy. The following table details the changes in our restructuring accrual for the nine months ended September 30, 2005 (in thousands):

	Total Charge	Paid	Non-Cash Charges	Liability at September 30, 2005
Employee separations	$1,015	$(266)	$—	$749

Total	$1,015	$(266)	$—	$749

All but approximately $32,000 of the liability at September 30, 2005 is expected to be paid within the next 12 months.

9. Stock-Based Compensation

The following table illustrates the pro forma effect on income (loss) available to common stockholders and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Income (loss) available to common stockholders, as reported	$(2,615)	$1,220
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	1,030	963
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(1,365)	(1,200)

Pro forma income (loss) available to common stockholders	$(2,950)	$983

Earnings (loss) per share:
Basic- as reported	$(0.05)	$0.03

Basic- pro forma	$(0.06)	$0.02

Diluted- as reported	$(0.05)	$0.02

Diluted- pro forma	$(0.06)	$0.02

	Nine Months Ended September 30,
	2005	2004
Income (loss) available to common stockholders, as reported	$(7,003)	$5,854
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	5,180	3,028
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(6,159)	(3,513)

Pro forma income (loss) available to common stockholders	$(7,982)	$5,369

Earnings (loss) per share:
Basic- as reported	$(0.14)	$0.13

Basic- pro forma	$(0.16)	$0.11

Diluted- as reported	$(0.14)	$0.11

Diluted- pro forma	$(0.16)	$0.10

10. Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2005, our effective tax rate is estimated to be 23%. The difference between our effective tax rate and the statutory tax rate is primarily the result of permanent differences arising from the tax implications of our stock-based compensation. For the three months ended September 30, 2005, our effective tax rate was approximately 16%. For the nine months ended September 30, 2005, our effective tax rate was approximately 24%.

11. Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows (in thousands) at the respective dates:

	September 30, 2005	December 31, 2004
Unrealized loss on investments	$(45)	$(2)

Accumulated other comprehensive loss	$(45)	$(2)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Income (loss) available to common stockholders	$(2,615)	$1,220
Change in unrealized loss on investments, net of tax	(16)	—

Comprehensive income (loss), net of tax	$(2,631)	$1,220

	Nine Months Ended September 30,
	2005	2004
Income (loss) available to common stockholders	$(7,003)	$5,854
Change in unrealized loss on investments, net of tax	(33)	—

Comprehensive income (loss), net of tax	$(7,036)	$5,854

12. Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. The treasury method assumes that proceeds received from exercising potential dilutive common stock instruments will be used to repurchase shares of treasury stock on the open market.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended September 30,
	2005	2004
Numerator:
Income (loss) available to common stockholders	$(2,615)	$1,220

Denominator:
Weighted average common shares outstanding	49,370	51,118
Less: Common shares subject to repurchase	645	2,904

Total weighted average common shares used in computing basic earnings (loss) per share	48,725	48,214
Effect of dilutive securities:
Common shares subject to repurchase, stock options and warrants	—	3,471

Total weighted average common shares used in computing diluted earnings (loss) per share	48,725	51,685

Earnings (loss) per share:
Basic	$(0.05)	$0.03

Diluted	$(0.05)	$0.02

	Nine Months Ended September 30,
	2005	2004
Numerator:
Income (loss) available to common stockholders	$(7,003)	$5,854

Denominator:
Weighted average common shares outstanding	49,982	49,720
Less: Common shares subject to repurchase	1,287	3,030

Total weighted average common shares used in computing basic earnings (loss) per share	48,695	46,690
Effect of dilutive securities:
Common shares subject to repurchase, stock options and warrants	—	4,511

Total weighted average common shares used in computing diluted earnings (loss) per share	48,695	51,201

Earnings (loss) per share:
Basic	$(0.14)	$0.13

Diluted	$(0.14)	$.011

For the three and nine months ended September 30, 2005, there were approximately 5,966,000 and 5,993,000 potentially dilutive weighted common shares, respectively, that were not included in our loss per share calculation as their impact would have been anti-dilutive.

13. Recently Issued Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in December 2004. SFAS 123R requires an entity to recognize compensation expense equal to the fair value assigned to employee stock options. Pro forma disclosure will no longer be acceptable. SFAS 123R will become effective for us on January 1, 2006. We intend to use the modified prospective method, which requires compensation expense to be recorded for new awards, modified awards and the unvested portion of previously issued awards. Prior period restatement and cumulative adjustments are not required.

We are still evaluating the fair value valuation techniques allowed under SFAS 123R to determine the model and estimates that we will use and the related impact on our results of operation and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this quarterly report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2005. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding fourth quarter revenue, selling, general and administrative expenses and research and development expenses; our plan to enter into additional license agreements; the anticipated timing of receiving royalties from new license agreements; the impact of current transitions in our industry, including the transition from 256-megabit memory to 512-megabit memory, from leaded to non-leaded technology, as well as from DDR-1 to DDR-2; expectations regarding the future of planar solutions and the impact to our business; our future position in our market; our intent to devote additional resources to R&D activities; and the sufficiency of our cash for operations for the next year. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Overview

We are a leading provider of intellectual property and services for next-generation, chip-stacking and module technologies for high-speed, high-capacity systems. Our Performance, Value and High Performance Stakpak® memory solutions increase operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technology. Our ArctiCore™ module technology enables electrical, mechanical and thermal characteristics to meet evolving system design complexities for increasing memory capacity and throughput rates of emerging applications. With an IP portfolio of more than 170 patents and patent applications pending, we offer flexibility for customers, including outsourced manufacturing, technology licensing and custom engineering.

Our current products include:

- Value Stakpak®, which targets the low-end server market and potentially certain consumer electronics products, which do not demand the same thermal performance as the high-end server market;

- Performance Stakpak®, which is targeted at the server and router markets and is designed to deliver superior thermal performance and high reliability;

- High Performance Stakpak®, which is also targeted at the server and router markets, and is designed to utilize next-generation memory devices that are packaged in non-leaded packages; and

- ArctiCore™, which is targeted at enterprise and consumer applications for servers, laptops, camcorders, medical equipment, military equipment and mobile devices. ArctiCore utilizes a double-sided, multi-layered flexible circuit folded around a rigid aluminum core to significantly increase the area available for mounting devices. Simultaneously, ArctiCore enhances thermal management, improves reliability and offers a thinner overall profile compared to current standard fully buffered (FB) DIMM modules.

We introduced ArctiCore in September 2005, and also announced a license agreement with SMART Modular Technologies, Inc. in which we are licensing ArctiCore, as well as our Value, Performance and High Performance Stakpaks, to SMART. We expect to enter into additional license agreements licensing our new ArctiCore technology in the future, although we cannot guarantee that we will be able to do so.

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

The vast majority of the solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in midrange and high-performance servers and storage systems products of large original equipment manufacturers, or OEMs, such as Cisco Systems, Dell, Hewlett-Packard (or HP) and IBM. To a lesser extent, we sell our solutions directly to OEMs. We typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned dynamic random access memory (“DRAM”) chips that are supplied to us. We have no long-term purchase agreements with any of our customers.

Through our flexible business model, our customers can license our proprietary technologies. To date, we have entered into license agreements with Samsung Electronics Co., Ltd., Infineon Technologies A.G. and SMART Modular Technologies, Inc. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked chips incorporating our leaded-package stacking technologies and intellectual property, and SMART Modular is licensed to manufacture and sell our ArctiCore technology as well as our Performance, Value and High Performance products. Once we sign a new license agreement, we do not expect to receive royalties for several quarters while the licensee implements our technology and sets up the necessary production lines.

Results of Operations - a comparison of the three months ended September 30, 2005 and 2004

The following tables present our operating results for periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2005	2004
Revenue:
Services	68.8%	51.3%
License	31.2	48.7

Total revenue	100.0	100.0

Cost of revenue:
Services	54.4	36.1
Amortization of acquisition intangibles	25.3	24.5
Amortization of deferred stock-based compensation and stock compensation expense	0.6	1.0

Total cost of revenue	80.3	61.6

Gross profit	19.7	38.4

Operating expenses:
Selling, general and administrative	20.5	13.5
Research and development	11.9	3.9
Restructuring	3.6	0.0
Amortization of acquisition intangibles	2.0	2.9
Amortization of deferred stock-based compensation and stock compensation expense	9.4	6.6

Total operating expenses	47.4	26.9

Income (loss) from operations	(27.7)	11.5

Interest and other income (expense), net	3.4	0.7

Income (loss) before income taxes	(24.3)	12.2
Provision (benefit) for income taxes	(3.9)	4.6

Net income (loss)	(20.4)%	7.6%

Revenue

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Services revenue	$8,804	$8,249	7%
License revenue	3,989	7,820	(49)

Total revenue	$12,793	$16,069	(20)%

Our services revenue for the third quarter of 2005 was $8.8 million, an increase of 7% from the $8.2 million services revenue for the third quarter of 2004. License revenue for the third quarter of 2005 was $4.0 million, a decrease of 49% from the $7.8 million license revenue for the third quarter of 2004.

Our increase in services revenue in the third quarter of 2005, as compared to the third quarter of 2004, was the result of a shift toward next-generation technology that utilizes higher density and higher performance and carries a higher selling price. There has been a transition from stacked products based on 256-megabit memory thin small outline packages, or TSOPs, to next-generation stacked products based on 512-megabit memory devices. Because the next-generation devices deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we experienced a decrease in the number of 256-megabit units, partially offset by an increase in higher-priced units based on 512-megabit memory devices shipped in the third quarter of 2005, as compared to similar units shipped in the third quarter of 2004. We expect that this trend away from 256-megabit units and towards 512-megabit devices will continue over the next several quarters.

The movement to non-leaded packaging technology, as well as the adoption of DDR-2, has allowed the size of the DRAM package to vary and to more closely align with the size of the memory die in the package. This package type requires a different stacking process than the leaded-package technology that has been the industry standard for the past several years.

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

The reduction in our license revenue in the third quarter of 2005, as compared with the third quarter of 2004, was the result of decreased royalties from Samsung.

The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended September 30,
	2005	2004
Micron	25%	12%
Samsung	23%	47%
Smart	17%	13%
Hewlett Packard	14%	*

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Gross profit	$2,515	$6,169	(59)%

Percent of total revenue	19.7%	38.4%

Gross profit for the three months ended September 30, 2005 was $2.5 million, or 19.7% of our total revenue, as compared to $6.2 million, or 38.4% of our total revenue for the three months ended September 30, 2004.

The reduction in our gross margin for the three months ended September 30, 2005, as compared to September 30, 2004, was primarily the result of a decrease in our licensing revenue for which there was not any corresponding impact on our cost of goods sold. Additionally, we incurred increased costs in the quarter for temporary staffing in our Austin facility related to ramping our new High Performance Stakpak. By the fourth quarter of 2005, the manufacture of this product will largely be shifted to our lower-cost facility in Reynosa, Mexico.

Selling, general and administrative expenses

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Selling, general and administrative	$2,626	$2,167	21%

Percent of total revenue	20.5%	13.5%

Selling, general and administrative expenses for the three months ended September 30, 2005 were $2.6 million, or 20.5% of revenue. This amount reflected an increase of $459,000, or 21%, as compared to selling, general and administrative expenses of $2.2 million, or 13.5% of revenue, in the three months ended September 30, 2004.

Selling, general and administrative expenses were slightly higher in the third quarter of 2005 as compared to the third quarter of 2004, primarily due to higher personnel and relocation costs. We expect to incur selling, general and administrative expenses of 22% to 24% of revenue in the fourth quarter.

Research and development

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Research and development	$1,527	$634	141%

Percent of total revenue	11.9%	3.9%

Research and development expense for the three months ended September 30, 2005 was $1.5 million, or 11.9% of revenue, which reflected an increase of $893,000, or 141%, as compared with research and development expense of $634,000, or 3.9% of revenue, for the three months ended September 30, 2004.

Increased research and development expense in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, resulted from our expenditures in the development of our non-leaded technologies, ArctiCore, System Stakpak® and other new product initiatives. We intend to devote additional resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-2, DDR-3, DRAM chips in non-leaded packages, non-DRAM homogeneous circuits and heterogeneous circuits. As a result, we expect research and development expenses to range between 11% and 13% of revenue for the following quarter. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us for qualification and manufacturing of products based on these new technologies.

Restructuring

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Restructuring	$454	$—	100%

Restructuring expense was $454,000 for the three months ended September 30, 2005. There was no restructuring expense for the three months ended September 30, 2004.

During the third quarter of 2005, we incurred costs associated with the termination of 64 employees as a result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and realignment of our organizational structure to focus on our growth strategy.

Amortization of acquisition intangibles

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Amortization of acquisition intangibles	$3,488	$4,409	(21)%

Amortization of acquisition intangibles was $3.5 million for the three months ended September 30, 2005, a decrease of $921,000, or 21%, as compared to $4.4 million for the three months ended September 30, 2004.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the annual amortization expense of these intangibles was scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Amortization of deferred stock-based compensation and stock compensation expense

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Amortization of deferred stock-based compensation and stock compensation expense	$1,283	$1,220	5%

Amortization of deferred stock-based compensation and stock compensation expense was $1.3 million for the three months ended September 30, 2005, an increase of $63,000, or 5%, as compared to $1.2 million for the three months ended September 30, 2004.

The increase in deferred stock-based compensation expense during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was the result of the recognition of additional deferred compensation related to the accelerated vesting of our former chief executive officer’s exercised unvested shares in the second quarter of 2005, in accordance with the terms of his amended employment agreement.

Interest and other income (expense), net

	Three Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Interest and other income (expense), net	$434	$117	271%

Interest and other income (expense), net for the three months ended September 30, 2005 was income of $434,000, as compared to income of $117,000 for the three months ended September 30, 2004.

The change in interest and other income (expense), net from the third quarter of 2004 to the third quarter of 2005 was due primarily to an improved rate of return on investments.

Provision (benefit) for income taxes

The third quarter effective tax rate was approximately 16%, which includes the effect of reducing our estimated 2005 annual effective rate from 26% to 23%. For the three months ended September 30, 2004, our effective tax rate was approximately 38%.

Results of Operations - a comparison of the nine months ended September 30, 2005 and 2004

The following tables present our operating results for periods indicated as a percentage of revenue:

	Nine Months Ended September 30,
	2005	2004
Revenue:
Services	62.1%	55.9%
License	37.9	44.1

Total revenue	100.0	100.0

Cost of revenue:
Services	54.6	35.0
Amortization of acquisition intangibles	24.5	21.2
Amortization of deferred stock-based compensation and stock compensation expense	1.2	0.8

Total cost of revenue	80.3	57.0

Gross profit	19.7	43.0

Operating expenses:
Selling, general and administrative	18.5	11.9
Research and development	9.2	2.9
Restructuring	2.6	0.0
Amortization of acquisition intangibles	1.9	2.5
Amortization of deferred stock-based compensation and stock compensation expense	13.8	6.0

Total operating expenses	46.0	23.3

Income (loss) from operations	(26.3)	19.7
Interest and other income (expense), net	2.9	(1.8)

Income (loss) before income taxes	(23.4)	17.9
Provision (benefit) for income taxes	(5.7)	6.9

Net income (loss)	(17.7)%	11.0%

Revenue

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Services revenue	$24,574	$31,285	(21)%
License revenue	15,007	24,670	(39)

Total revenue	$39,581	$55,955	(29)%

Our services revenue for the nine months ended September 30, 2005 was $24.6 million, a decrease of 21% from the $31.3 million services revenue for the nine months ended September 30, 2004. License revenue for the nine months ended September 30, 2005 was $15.0 million, a decrease of 39% from the $24.7 million license revenue for the nine months ended September 30, 2004.

Our reduced services revenue in the first nine months of 2005, as compared to the first nine months of 2004, was the result of a decline in our unit volume driven by a series of industry transitions. First, there has been a transition from stacked products based on 256-megabit memory TSOPs, to next-generation stacked products based on 512-megabit memory devices. Because the next-generation devices deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, will be satisfied at lower levels of unit volumes. This transition is underway, and accordingly, we are experiencing a decrease in the number of 256-megabit units, partially offset by an increase in higher-priced units based on 512-megabit memory devices shipped in the first nine months of 2005, as compared to similar units shipped in the first nine months of 2004. We expect that this trend will continue over the next several quarters.

The movement to non-leaded package technology, as well as the adoption of DDR-2, has allowed the size of the DRAM package to vary and to more closely align with the size of the memory die in the package. This package type requires a different stacking process than the leaded-package technology that has been the industry standard for the past several years.

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

The reduction in our license revenue in the first nine months of 2005 as compared with the first nine months of 2004 was the result of $10.5 million decreased royalties from Samsung.

The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Nine Months Ended September 30,
	2005	2004
Samsung	34%	43%
Micron	20%	15%
Hewlett Packard	16%	*
Smart	13%	12%
Celestica	*	12%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Gross profit	$7,805	$24,051	(68)%

Percent of total revenue	19.7%	43.0%

Gross profit for the nine months ended September 30, 2005 was $7.8 million, or 19.7% of our total revenue, as compared to $24.1 million, or 43.0% of our total revenue for the nine months ended September 30, 2004.

The reduction in our gross margin for the nine months ended September 30, 2005, as compared to September 30, 2004, was primarily the result of a decrease in our revenue during the first nine months of 2005. License revenue, for which there is not any corresponding impact on our cost of goods sold, declined by $9.7 million. Additionally, our services revenue declined by $6.7 million while costs associated with this revenue remained flat. Manufacturing costs did not decline due to the fixed cost nature of our production process and due to increased costs of temporary staffing in our Austin facility related to ramping our new High Performance Stakpak. By the fourth quarter of 2005, the manufacture of this product will largely be shifted to our lower-cost facility in Reynosa, Mexico.

Selling, general and administrative expenses

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Selling, general and administrative	$7,324	$6,646	10%

Percent of total revenue	18.5%	11.9%

Selling, general and administrative expense for the nine months ended September 30, 2005 was $7.3 million, or 18.5% of revenue. This amount reflected an increase of $678,000 as compared to selling, general and administrative expense of $6.6 million, or 11.9% of revenue, in the nine months ended September 30, 2004.

The increase in selling, general and administrative expense was the result of increased compensation, relocation and insurance costs.

Research and development

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Research and development	$3,638	$1,636	122%

Percent of total revenue	9.2%	2.9%

Research and development expense for the nine months ended September 30, 2005 was $3.6 million, or 9.2% of revenue, which reflected an increase of $2.0 million, or 122%, as compared with research and development expense of $1.6 million, or 2.9% of revenue for the nine months ended September 30, 2004.

Increased research and development expense in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, resulted from our expenditures in the development of our non-leaded technologies, ArctiCore, System Stakpak and other new product initiatives.

Restructuring

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Restructuring	$1,015	$—	100%

Restructuring expense was $1.0 million for the nine months ended September 30, 2005. There was no restructuring expense for the nine months ended September 30, 2004.

This restructuring included cost associated with the termination of 75 employees and was the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and realignment of our organizational structure to focus on our growth strategy.

Amortization of acquisition intangibles

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Amortization of acquisition intangibles	$10,463	$13,230	(21)%

Amortization of acquisition intangibles was $10.5 million for the nine months ended September 30, 2005, a decrease of $2.8 million, or 21%, as compared to $13.2 million for the nine months ended September 30, 2004.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the annual amortization expense of these intangibles was scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Amortization of deferred stock-based compensation and stock compensation expense

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Amortization of deferred stock-based compensation and stock compensation expense	$5,939	$3,800	56%

Amortization of deferred stock-based compensation and stock compensation expense was $5.9 million for the nine months ended September 30, 2005, an increase of $2.1 million, or 56%, as compared to $3.8 million for the nine months ended September 30, 2004.

The increase in deferred stock-based compensation expense during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, was the result of the acceleration of the vesting of certain stock option grants in the second quarter of 2005. Certain of our former chief executive officer’s stock options were amended in the second quarter of 2005, such that vesting was accelerated by 18 months. This triggered recognition in the second quarter of 2005 of $2.1 million of deferred stock-based compensation expense associated with these options. Additionally, the departure of two executive officers in the second quarter of 2005 as a result of our restructuring, and the accelerated vesting of certain of their stock options in accordance with their employment agreements, triggered recognition of $186,000 of deferred stock-based compensation expense associated with those options.

Interest and other income (expense), net

	Nine Months Ended September 30,
	2005	2004	Change
	(in thousands, except %)
Interest and other income (expense), net	$1,166	$(1,042)	N/A	%

Interest and other income (expense), net for the nine months ended September 30, 2005 was income of $1.2 million, as compared to expense of $1.0 million for the nine months ended September 30, 2004.

The change in interest and other income (expense), net from the first nine months of 2004 to the first nine months of 2005 was due primarily to the fact we carried significant debt during a portion of the first quarter of 2004 on which we paid interest expense. We repaid this debt in the first quarter of 2004. Additionally, in 2005 we have an increased level of cash, cash equivalents and investments earning an improved rate of return.

Provision (benefit) for income taxes

The difference between our effective tax rate and the statutory tax rate is primarily the result of permanent differences arising from the tax implications of our stock-based compensation. For the nine months ended September 30, 2005, our effective tax rate was approximately 24%. For the nine months ended September 30, 2004, our effective tax rate was approximately 39%.

Liquidity and Capital Resources

As of September 30, 2005, we had working capital of $80.8 million, including $73.3 million of cash, cash equivalents and investments, compared to working capital of $82.0 million, including $77.4 million of cash, cash equivalents and investments, as of December 31, 2004.

Net cash provided by operating activities was $7.1 million for the nine months ended September 30, 2005, as compared to $19.0 million for the nine months ended September 30, 2004. This change was primarily due to a $13.1 million decrease in net income, partially offset by a $1.2 million net increase in cash flows from operating assets. The change in cash flows from operating assets and liabilities was due in large part to payments of accrued interest on debt incurred in the Staktek acquisition during 2004.

Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2005, compared to $3.5 million used in investing activities for the nine months ended September 30, 2004. The increase in net cash provided by investing activities was due primarily to $6.6 million from sales and maturities of investments, net of purchases, partially offset by an increase of $1.6 million in additions to property and equipment. Additions to property and equipment in the nine months ended September 30, 2005 were $4.2 million as compared to $2.6 million during the nine months ended September 30, 2004, and were related primarily to adding equipment capacity for our High Performance Stakpak. We will continue to add equipment capacity as necessary in anticipation of any increases in demand for this product.

Net cash used in financing activities during the nine months ended September 30, 2005 was $6.4 million, primarily related to the purchase of stock under our stock repurchase program. In the nine months ended September 30, 2004, net proceeds from our initial public offering, the repayment of all of our outstanding long-term debt and the redemption of our preferred stock were the primary events leading to net cash provided by financing activities of $23.0 million.

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

As of September 30, 2005, we had not borrowed under this credit agreement, nor do we expect we will need to make any substantial borrowings under this agreement in the near term. If we had needed to draw against this credit agreement during the third quarter, we would have been unable to access these funds, due to a violation of one of the financial covenants during the third quarter of 2005.

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

Revenue Recognition and Presentation. We evaluate our customer arrangements for manufacturing services to determine whether revenue from these arrangements should be recorded on a gross basis or a net basis. When evaluating our customer arrangements, we determine whether the arrangement represents a consigned inventory transaction or a purchase and resale of inventory. In making this determination, we consider the following: (i) we are only responsible for the functionality of our processes, (ii) we do not select the vendor to provide the memory packages, and (iii) we do not set the price for the memory packages. We have determined that a net basis of revenue recognition is appropriate for our customer arrangements for manufacturing services where the customer has instructed us to purchase specified memory packages from a specified vendor for purposes of stacking and shipping to the customer. Should the considerations described above change, we may determine that future customer arrangements should be recorded on a gross basis that would result in increases in both revenue and the cost of revenue. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Initial license fees are recognized when: (1) we enter into a legally binding arrangement with a customer for the license; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in services revenue.

Royalty revenue from our license agreements is recognized in the quarter in which our licensees report royalties to us. Our licensees typically do not provide us with forward estimates or current-quarter information concerning their shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which the licensees actually ship products using our technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is considered probable.

Impairment of Assets. We evaluate the recoverability of losses on long-lived assets, such as property and equipment and intangible assets, when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than the carrying value of these assets, and accordingly, all or a portion of this carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to the carrying amounts. Actual useful lives and cash flows could be different than those estimated by us.

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

Subsequent Event

On October 24, 2005, we announced the appointment of Wayne R. Lieberman as chief executive officer, expanding upon his current leadership role as president of Staktek. Mr. Lieberman will also serve on the company’s Board of Directors. James W. Cady, formerly the chief executive officer, will remain chief technical officer and a director.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this quarterly report on Form 10-Q and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies including, but not limited to, the transition from DDR-1 to DDR-2 technology and from leaded to non-leaded packages;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the ongoing transition from current-generation stacked products, which are based on 256-megabit monolithic DRAMs, to next-generation stacked products, which are based on 512-megabit monolithic DRAMs, as well as the next transition from 512-megabit DRAMs to 1-Gbit DRAMs, with each transition resulting in lower unit volumes of stacked memory products to produce the same amount of memory capacity. This is offset by increasing demand for memory capacity with each new generation of systems;

•	the impact of a current reduction in the prices of 512-megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256-megabit monolithic DRAMs;

•	the increasing adoption of small-package planar solutions instead of our solutions by OEMs as well as DRAM suppliers;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our solutions;

•	changes in OEMs’ DRAM and dual in-line memory module buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture DRAM and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

Fluctuations in the demand for our solutions occur as the price of next-generation monolithic memory chips declines and as OEMs respond to demand for their products, which will contribute to volatility in our revenue and operating results and may adversely impact our stock price. The rate at which OEMs adopt our memory products using a particular generation of high-density memory chips, if they adopt our memory products at all, may affect our revenue and operating results. In the past, it has taken several quarters for new, higher-density memory chips to achieve market acceptance. Once accepted by the market, demand for our memory products using these chips can accelerate rapidly and then level off such that rapid growth in sales of these products is not indicative of continued future growth. Likewise, demand for legacy memory chips can quickly decline when a new, higher-density memory chip is introduced and receives market acceptance. Sales of our products and product lines toward the end of a product’s market life may fluctuate significantly, and the precise timing of these fluctuations is difficult, if not impossible, to predict.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 87% of our total revenue in the first nine months of 2005, 86% of our total revenue in 2004 and 88% of our total revenue in 2003. In particular, Samsung accounted for most of our license revenue and 34% of our total revenue in the first nine months of 2005, and Micron Technology, Hewlett Packard and SMART Modular Technologies accounted for 20%, 16% and 13%, respectively, of our total revenue in the first nine months of 2005. SMART Modular is a supply-chain partner of Hewlett-Packard, so units incorporating our stacking solutions are ultimately sold through to HP as the OEM. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns.

Some of our customers have sought or are seeking to design alternative solutions, either internally or through third parties, to address their need for greater memory capacity. The success of these efforts could have an adverse effect on the prices we are able to charge our customers, and the volume of units that incorporate our solutions, which would negatively affect our revenue and operating results.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea and represented most of our license revenue and 34% of our total revenue in the first nine months of 2005. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and Samsung, which could materially and adversely affect our operating results.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our technologies, which could adversely affect our ability to sell or license our memory solutions or to compete successfully in our markets and harm our operating results.

Our solutions rely on our proprietary rights, and we believe that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business. If any of our key patents or other intellectual property rights are invalidated or deemed unenforceable, or if a court limits the scope of the claims in any of our key patents or other intellectual property rights, the likelihood that companies will continue to purchase or license our memory solutions could be significantly reduced. The resulting loss in revenue could significantly harm our business and our operating results.

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

To date, we have derived nearly all of our revenue from sales or licenses of our Stakpak solutions, and we expect these solutions to continue to account for substantially all of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, operating results, financial condition and cash flows could be adversely affected by:

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

We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and midrange server market, which constituted 79% of our total services revenue in the first nine months of 2005, 82% of our total services revenue in 2004 and 98% of our total services revenue in 2003. If the market for these servers deteriorates or the use of our services and technologies in this market declines, our operating results would be materially and adversely affected.

The average selling prices of our services and technologies could decrease rapidly, which may negatively impact our revenue and gross margins.

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

Because we expect a significant portion of our future revenue to be derived from license royalties, our future success depends on:

•	our ability to secure broad patent coverage for our new technologies and enter into license agreements with potential licensees; and

•	the ability of our licensees to develop and commercialize successful products that incorporate our technologies.

Although we have engaged in discussions with potential licensees for our Stakpak technologies, we historically have not devoted significant resources to licensing our technologies and currently have only three license arrangements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption of our technologies by, and the incorporation of our technologies into products of, semiconductor manufacturers and OEMs;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our technologies on a cost-effective basis and in quantities sufficient to enable volume manufacturing;

•	the willingness of our licensees and others to make investments in the manufacturing process that supports our licensed technologies, and the amount and timing of those investments;

•	our licensees’ ability to design and assemble memory modules and other system parts that utilize our technologies in components qualified for use by OEMs;

•	any failure by our licensees to abide by compliance and quality control guidelines with respect to our proprietary rights;

•	actions by our licensees that could severely harm our ability to use our proprietary rights;

•	the demand for products incorporating memory modules and other system parts that utilize our licensed technologies;

•	our ability to structure, negotiate and enforce agreements for the determination and payment of royalties; and

•	the cyclicality of supply and demand for products using our licensed technologies.

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

Our reliance on our memory manufacturer customers for the DRAM chips used in products that incorporate our technologies subjects us to the risk of a shortage of these chips, adversely impacting our ability to fulfill orders from other customers, risks of natural disasters and other factors that could cause disruptions in the supply of DRAM chips.

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

In addition, natural disasters or other factors could cause delays or reductions in product shipments that could negatively affect our revenue and operating results. Moreover, since the majority of DRAM chips are manufactured in the Pacific Rim region, we believe that the risk of exposure of DRAM suppliers to earthquakes, typhoons, political unrest, terrorist activity, severe acute respiratory syndrome, or SARS, other infectious diseases or other similar events is of particular concern. Any unexpected interruption in the manufacture of other key electronic components used in association with products that incorporate our technologies could disrupt production of devices that use our services and technologies, thereby adversely affecting either our ability to deliver products to our customers or the customers’ demand for our services and technologies.

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

Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution for the vast majority of our revenue by increasing revenue associated with our other solutions, such as High Performance Stakpak and ArctiCore, and by developing other new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

•	identify and adjust to changing requirements of customers within the memory and semiconductor markets generally;

•	identify and adapt to emerging technological trends in our target markets;

•	maintain effective marketing strategies;

•	timely design and introduce cost-effective, innovative and performance-enhancing features that differentiate our services and technologies from those of our competitors;

•	timely qualify and certify our technologies for use in our customers’ products; and

•	successfully develop our relationships with existing and potential customers, OEMs and supplier and channel partners.

Our research and development efforts are focused primarily on furthering the technologies related to our non-leaded solutions, ArctiCore, System Stakpak product and other new product initiatives. If the development of these technologies is delayed or abandoned, or if these new technologies fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. Furthermore, if markets for these new technologies develop later than we anticipate, or do not develop at all, demand for our solutions that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

Products that incorporate our technologies generally have long sales and implementation periods, and our customers require that our technologies undergo a lengthy and expensive qualification process without any assurance of revenue.

Products that incorporate our technologies are complex and are typically intended for use in applications that may be critical to the systems being developed by our customers. Prospective customers generally must make a significant commitment of resources to test and evaluate our technologies and to integrate memory modules and other system parts into larger systems. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design, testing and adoption of new, technologically complex products. This may delay the time in which we recognize revenue and result in our investing significant resources well in advance of orders for our products.

Prior to incorporating memory products utilizing our technologies, our customers require our processes and technologies to undergo an extensive qualification process, which involves testing of products utilizing our technologies, as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification by a customer does not ensure any sales to that customer. Even after successful qualification and sales to a customer of products incorporating our technologies, changes in our technologies may require a new qualification process, which may result in additional delays. After our products are qualified, it can take an additional six months or more before the customer commences production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such products to the customer, which may impede our growth and cause our business to suffer.

If the supply of materials used to manufacture our products is interrupted, or our manufacturing turnaround times are extended, our results of operations could be adversely affected.

In order to manufacture our solutions, we require raw materials and components such as flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. We typically procure these materials from limited sources to take advantage of volume pricing discounts. Shortages in these materials may occur from time to time. In addition to shortages, we could experience quality problems with these materials, which could result in returning them to our supplier. These shortages and returns could extend the turnaround times of our manufacturing services. If our supply of materials is interrupted for any reason, or our manufacturing turnaround times are extended, our results of operations could be adversely affected.

We shifted the substantial majority of our manufacturing operations from Austin, Texas to Reynosa, Mexico, and our failure to continue to manage this shift in our operations and our growth could materially and adversely affect our business.

We shifted our high-volume manufacturing capacity from our Austin, Texas facility to our manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the nine months ended September 30, 2005, we manufactured over 95% of our units in Mexico. In addition, we shifted virtually all of the production of our leaded-package stacking to this facility in the fourth quarter of 2004. This shift in our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Our manufacturing facility in Reynosa, Mexico could expose us to new and significant risks.

Our high-volume manufacturing facility in Reynosa, Mexico provided over 95% of our unit production in the nine months ended September 30, 2005. In addition, we shifted virtually all of the production of our leaded-package stacking to this facility in the fourth quarter of 2004. This facility is exposed to certain risks as a result of its location, including:

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

In the nine months ended September 30, 2005, we manufactured over 95% of our memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of September 30, 2005, 280, or 79%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

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

Products that incorporate our technologies must conform to industry standards in order to be widely accepted by OEMs for use in their products.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our success to date has been highly dependent on James W. Cady, our Chief Technology Officer, and other members of our senior management team. We believe that our future success will be dependent on retaining the services of these key personnel, developing their successors, modifying our internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles should departures or additions to the management team occur. For example, in May 2005 we hired a new President, who became our Chief Executive Officer in October 2005, who will significantly influence the future direction and strategy of the Company. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our services and technologies.

If our services and technologies are used in defective products or include defective parts, we may be subject to product liability or other claims.

If we manufacture memory products that are defectively manufactured, used in defective or malfunctioning products or contain defective components, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, we cannot assume that it will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, results of operations and reputation, and on our ability to attract and retain licensees and customers.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 39% in the first nine months of 2005, 59% in 2004 and 49% in 2003. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

A portion of our revenue is derived from customers based in Asia. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies and other instabilities. Some countries in Asia have recently been affected by infectious diseases. These instabilities continue and may occur again in the future. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our customer base and activities in that region. An outbreak of an infectious disease could result in reduced demand for products incorporating our technologies, extend the qualification periods for our technologies or otherwise adversely affect our business.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and a 10% fluctuation in our rate of return on those investments would not have a material impact on our financial condition. As of September 30, 2005, all of our cash was held in deposit or money market accounts, or invested in investment grade securities.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate would be dependent upon our outstanding borrowings. As of September 30, 2005, we had not borrowed under this credit agreement.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2005, we were not involved in any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to any purchase made by or on behalf of the Company of shares of the Company’s common stock during the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July	276,331	(1)	$3.53	(2)	276,331	Approx. $5.3 million
August	138,393	(1)	$3.34	(2)	138,393	Approx. $4.8 million
September	180,173	(1)	$3.56	(2)	180,173	Approx. $4.2 million

TOTAL	594,897		$3.50		594,897

(1)	On July 28, 2004, we announced that the Board approved a stock repurchase program for up to $15 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a Special Meeting of Stockholders on August 8, 2005. Following are the results of voting on proposals submitted to stockholders at this meeting:

1.	Proposal No. 1, to approve an amendment to the 2003 Stock Option Plan to increase the number of shares of common stock issuable under the Plan from 9,030,000 shares to 11,030,000 shares, was approved as follows:

For: 37,045,149

Against: 0

2.	Proposal No. 2, to approve an amendment to the Certificate of Incorporation to reduce the number of authorized shares of common stock from 200 million to 100 million, was approved as follows:

For: 37,045,149

Against: 0

3.	Proposal No. 3, to approve amendments to the Certificate of Incorporation and bylaws to permit stockholders to take action by written consent in lieu of a stockholder meeting until such time as the company is no longer a “Controlled Company” within the meaning of Nasdaq Marketplace Rule 4359(c)(5), was approved as follows:

For: 37,045,149

Against: 0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1.1	Amended and Restated Certificate of Incorporation.

3.2.1	Amended and Restated Bylaws.

4.1*	Specimen certificate for shares of common stock, filed with Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-110806) dated January 20, 2004 and incorporated herein by reference.

10.1	Staktek Holdings, Inc. 2003 Stock Option plan, as amended to date.

10.2**	License Agreement by and between Samsung Electronics Co., Ltd. and Staktek.

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Incorporated by reference, as indicated.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman
Chief Executive Officer
Date: November 4, 2005

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: November 4, 2005