Form 10-K
period 2005-12-31
STAKTEK HOLDINGS INC
filed 2006-03-08
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 000-50553

STAKTEK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2354935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8900 Shoal Creek Blvd., Austin, TX 78757

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(512) 454-9531

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒    NO  ☐

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

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2005, the end of the registrant’s second fiscal quarter, was approximately $31,296,981 (assuming, for this purpose, that directors, executive officers and the investment funds affiliated with Austin Ventures, L.P. are deemed affiliates).

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 1, 2006, was 48,451,848.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF STAKTEK HOLDINGS, INC. AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS “WE EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER ITEM 1A OF THIS ANNUAL REPORT ON FORM 10-K AND ELSEWHERE IN THIS REPORT. STAKTEK HOLDINGS, INC. DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	BUSINESS

Staktek Holdings, Inc. was originally formed by two investment funds affiliated with Austin Ventures, L.P. in May 2003 for the purpose of acquiring Staktek Corporation, which was incorporated in Texas in June 1990. In August 2003, we acquired by merger Staktek Corporation, which survives as our wholly owned subsidiary. We refer to our acquisition of Staktek Corporation throughout this Annual Report on Form 10-K as the “Staktek acquisition.” In addition, the terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States and its predecessor company, Staktek Corporation.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. Our suite of memory solutions increases operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technology. With an IP portfolio of more than 175 patents and patent applications pending, we offer flexibility for customers, including outsourced manufacturing, technology licensing and custom engineering.

We apply our expertise in packaged memory stacking to provide intellectual property and services that enable our customers to cost-effectively improve the performance and reliability of their systems. By stacking industry-standard, current-generation memory packages, our Stakpak solutions can deliver up to four times the memory capacity per memory module as compared to current-generation monolithic integrated circuits.

Most of our units contain stacked dynamic random access memory (DRAM) packages, but our stacking technologies can be used with Flash memory (a type of nonvolatile memory) and other packaged memory types and can be adapted to other emerging technologies. Our customers can license our technologies for their in-house manufacturing of memory units, outsource their manufacturing needs to us, buy memory units from a licensee such as Samsung Electronics Co., Ltd., Infineon Technologies A.G. or SMART Modular Technologies, Inc., or optimize their needs through a combination of these approaches.

Significant developments in 2005 included the following:

•	We renewed and expanded the license agreement we originally entered into with Samsung in July of 2000 for stacking DRAM using our stacking technology.

•	We introduced our ArctiCore™ module technology, and also announced a license agreement with SMART Modular, in which we are licensing to SMART Modular this technology, as well as our Value, Performance and High Performance Stakpaks®.

•	We introduced FlashStak™ and announced our first customer to incorporate FlashStak into its Flash memory product offerings.

•	We continued to transition our manufacturing operations to our high-volume facility in Reynosa, Mexico, where we are now manufacturing over 95% of our units.

•	We named Wayne R. Lieberman as our new President and Chief Executive Officer, hired several new members of our management team and realigned our executive and technical infrastructure to support our new growth strategy.

•	We began adding sales capabilities outside of the United States. Near the end of 2005, we added a third-party sales agent in Korea, and in the first quarter of 2006, added an agent in Japan. We plan to take similar actions in Hong Kong, China and throughout Europe to aid in our regional sales efforts.

Industry Trends

Demand for Memory is Growing.    The introduction of computing devices with greater processing power and more advanced operating systems and applications is driving the demand for greater amounts of memory, and in particular, higher-capacity memory. In addition, the growing need for more bandwidth in storage and networking equipment, such as network servers and network transmission, is escalating the demand for greater amounts of memory with faster performance characteristics. Similarly, the proliferation of next-generation routers, which utilize advanced transmission techniques to efficiently direct information across networks, is increasing the demand for both processing power and memory within these devices.

Key Market Dynamics Are Intensifying.    Original equipment manufacturers (OEMs) traditionally have sought to satisfy the need for higher capacity memory and faster memory speeds by using memory chips with higher densities of transistors and by increasing the number of connectors, or memory module sockets, in their systems to support a greater number of memory chips. However, these approaches are becoming more difficult to implement because significant availability, pricing and performance issues slow the transition from one generation of monolithic technology to the next and increasing memory bus speed limits the number of sockets that can be connected to each memory channel.

Lagging Availability / Price-to-Performance Characteristics.    In order to ensure that system parts, such as memory chips, are available to meet their production needs, OEMs typically require that parts be available from multiple suppliers in sufficient volume prior to specifying a part for use within a system. Memory chips, or monolithic DRAM, formed from a single crystal of silicon have been introduced by semiconductor manufacturers with ever-increasing memory capacity, with each new generation reflecting a doubling in available memory capacity. When first introduced, next-generation monolithic DRAM chips generally are only available in limited supply and command a significantly higher price on a per bit basis when compared to current-generation DRAM chips. Until next-generation memory technologies become readily available and cost effective, it is not feasible for OEMs to specify these technologies for use other than in their high-end, more costly systems, leaving their broader product markets underserved.

Accelerating Speeds.    In order to improve system performance, OEMs are designing systems that contain multiple central processing units, or CPUs, with increasingly faster processing speeds. Since each CPU requires its own memory, systems with multiple CPUs require correspondingly more memory capacity to avoid becoming a bottleneck to overall system performance. However, since the memory chips must function at accelerated speeds to keep pace with these faster CPUs, the number of memory module sockets must be reduced to mitigate loss of signal integrity and signal path delay, thus limiting the number of memory modules that can be installed in a single system.

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

Our Technologies

We design our memory solutions to be more easily accepted by OEMs by utilizing industry-standard parts to cost-effectively provide next-generation memory capacity with better size characteristics and superior thermal management design features. Although our designs are capable of supporting all major types of commercially available packaged memory, including DRAM, Flash memory and static random access memory (SRAM), historically we have focused our development of Stakpak technologies on the stacking of DRAM chips in leaded thin, small outline packages (TSOPs) and in non-leaded ball grid array (BGA) packages.

Performance Stakpak.    Our Performance Stakpak utilizes a patented copper interconnect technology that provides a structure and an electrical and thermal path for standard-packaged DRAM chips. The Performance Stakpak uses primarily TSOPs in two-, three- or four-high stacked configurations. The interconnect system acts as a heat sink and heat spreader to reduce heat build-up by collecting the thermal energy and conducting it from the center of the stack to the sides, where it can be dissipated from the package. This design allows the Performance Stakpak to achieve superior heat dissipation and lower die temperatures than an unstacked TSOP.

Value Stakpak.    Our lower-priced Value Stakpak uses a simplified design and assembly process in which the interconnect consists of a singulated printed circuit board placed horizontally along the edges or leads of the TSOP. As a result, our Value Stakpak does not dissipate heat as well as our Performance Stakpak, but can be offered to customers at lower prices than our Performance Stakpak. For this reason, our Value Stakpak is targeted at lower-priced systems utilizing high-density memory where thermal management is not as critical, such as entry-level server platforms, communications systems, set-top boxes and consumer applications.

High Performance Stakpak.    Our High Performance Stakpak consists of non-leaded double-data-rate (DDR) DRAM packages connected by a newly designed, proprietary interconnect system to maximize interconnection signal integrity. This design supports all JEDEC-compliant DDR-II DRAM packages. The High Performance Stakpak has the same non-leaded BGA footprint as the original monolithic BGA packages, reducing the need for OEMs to redesign circuit boards for their stacked non-leaded memory products. In addition, our High Performance Stakpak features our patented controlled impedance interconnect system to support the signal integrity needs of the high-speed DDR-II interface.

FlashStak.    Our FlashStak family consists of a number of Flash memory stacking solutions addressing the needs of high-capacity data storage devices, such as USB drives, portable MP3 players, memory cards and Flash-based solid state drives. Similar to the DRAM Stakpak products, FlashStak enables the highest-density data storage solution using lower-density commodity Flash TSOP devices. In many cases, FlashStak may be adopted in a consumer electronics device by simply replacing the existing Flash TSOP component with a stack of two components, thereby immediately achieving the doubling of capacity. FlashStak has the mechanical ruggedness and reliability of a single TSOP device while achieving a low profile dimension and attractive cost structure. Since it uses standard Flash memory parts, customers enjoy the benefits of our short product lead times, as well as the flexibility to use Flash devices from multiple suppliers.

ArctiCore Module Technologies.    ArctiCore modules are dual in-line memory modules (DIMMs) targeted at servers, storage devices and laptops. We are exploring opportunities to extend the application of the ArctiCore technology into consumer devices, medical equipment, military equipment and mobile devices. ArctiCore utilizes a double-sided, multi-layered flexible circuit folded around a rigid aluminum core to significantly increase the area available for mounting devices. Simultaneously, ArctiCore enhances thermal management, improves reliability and offers a thinner overall profile compared to current standard fully buffered DIMMs (FB-DIMMs).

System Stakpak®.    Our System Stakpak technologies enable stacking multiple hetergeneous integrated circuit subsystem components, such as processor, Flash memory and DRAM, as a single packaged module. Our System Stakpak provides time-to-market advantages for next-generation feature integration prior to package-level optimization. Similar to ArctiCore, a flexible circuit is used, which provides excellent signal quality, and a thermal conducting core is used when thermal issues exist.

The vast majority of the solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Inc., Dell, Inc., Hewlett-Packard Company (or HP) and IBM. To a lesser extent, we sell our solutions directly to OEMs, such as HP. We typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us. We have no long-term purchase agreements with any of our customers.

Our solutions provide the following benefits:

Improve Availability / Price-to-Performance Characteristics.    Our memory solutions utilize readily available, lower-cost, current-generation memory chips to provide next-generation memory capacity. By doing so, we help to smooth the market transition to higher-capacity memory while production capacity for next-generation memory chips is being developed. Once next-generation chips become readily available at lower costs, they become candidates for us to deliver even greater memory capacity to OEMs.

Enable Higher Memory Speeds.    By vertically stacking TSOPs or BGAs onto a single connection, we shorten the distance that electrical signals must travel by reducing the distance between memory circuits, thereby minimizing delays in transmission and enabling higher operating speeds with less power dissipated in the memory channel than would be attainable if the same number of chips were interconnected without stacking. In addition, by assembling our ArctiCore technology on a double-sided, multi-layered flexible circuit, signal quality is maximized while thermal issues are minimized, allowing for full module performance.

Overcome Physical Constraints.    By arranging multiple TSOPs or BGAs onto a single connection on a circuit board, our technologies enable a reduction in the number of memory module sockets and, consequently, the number of circuit boards required in a system. This approach allows OEMs to design smaller, lighter and less expensive systems.

Improve Thermal Performance.    We believe that the interconnect systems featured in our Stakpak and ArctiCore technologies help deliver superior thermal performance so that systems utilizing our memory solutions reliably function according to their design specifications. We base this belief on extensive research data, which is supported by thermal modeling simulations and basic principles of physics.

Satisfy OEM Supply Chain Needs.    Our Stakpak and ArctiCore technologies utilize widely available industry-standard components, enabling our memory stacks to fit on the same circuit board as monolithic packaged memory chips. We combine our use of standard products with highly automated manufacturing and testing to deliver our memory devices with high production yields.

Our Customers

The vast majority of the solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Inc., Dell, Inc., HP and IBM. To a lesser extent, we sell our solutions directly to OEMs, such as HP.

We work with these and other OEMs to understand their requirements, and provide them with memory solutions that they then qualify and in some cases specify for use within their systems. While we sell directly to some OEMs, we provide our services indirectly to OEMs, via semiconductor, memory module and contract manufacturers, who in turn assemble our Stakpak products onto memory modules that they deliver to the OEMs. Our major semiconductor, memory module and contract manufacturing customers include Infineon, Kingston Technologies, Inc., Micron Technology, Inc. and SMART Modular.

Through our flexible business model, our customers can license our proprietary technologies. To date, we have entered into license agreements with Samsung, Infineon and SMART Modular. Under these license arrangements, Samsung and Infineon are licensed to manufacture and sell memory modules containing stacked chips incorporating our leaded-package stacking technologies and intellectual property, and SMART Modular is licensed to manufacture and sell our ArctiCore technology as well as our Performance, Value and High Performance Stakpak products. We do not expect to receive royalties for several quarters from new license agreements while the licensees implement our technology and set up necessary production lines.

In 2005, Samsung, Micron, HP and SMART Modular accounted for 32%, 21%, 17% and 11%, respectively, of our total revenue. SMART Modular is a supply-chain partner of HP and other companies, so our products are ultimately sold through to these OEMs. We do not have long-term contracts with any of our manufacturing services customers. Sales of our memory products are made under short-term, cancelable purchase orders that are typically received and fulfilled in the same quarter. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for a specific OEM’s systems that incorporate our memory products and an OEM’s supply-chain decisions.

Our Sales and Marketing

Historically, our sales and marketing strategy has been primarily focused on targeting large OEMs, based on the assumption that ultimate control over the selection of stacking solutions, module assembly and memory components resides with the OEMs. We have a dedicated internal sales and marketing staff responsible for maintaining continual dialogues and forging close relationships with leading OEMs. Samsung and Infineon’s sales of stacked memory products utilizing our licensed stacking technologies also help us to increase the rate at which OEMs specify our stacked memory technologies within their systems.

OEMs value improvements in memory capacity, speed, form factor, thermal management, price and reliability. Our marketing efforts emphasize the benefits of utilizing our memory solutions in OEMs’ systems and our ability to deliver our solutions through our high-yield manufacturing processes with short lead times. To maintain broad application for our memory technologies, we design our solutions using industry-standard memory chips and footprints. This allows us to maintain a neutral position with respect to silicon providers and memory and contract manufacturers, enabling OEMs to specify the use of standardized memory chips that are available from multiple sources in high volumes while still utilizing our technologies.

We generate new business primarily by expanding our relationships and working closely with OEMs to design products that satisfy their systems’ memory needs. OEMs determine the technical specifications and control the selection of vendors and contract manufacturers or memory manufacturers that will assemble and deliver the memory components. The typical OEM design cycle is a lengthy endeavor ranging from six months to two years, and during this process, our memory solutions are considered among other alternative solutions and undergo arduous testing and qualification.

Recently, we expanded the scope of our sales and marketing efforts to include OEM and silicon providers that require increased densities in Flash solutions. With the launch of our new FlashStak product line, we are working to develop relationships with companies marketing USB Flash drives, MP3 players and other consumer electronic products with space and density requirements that our Flashstak and/or System Stakpak can provide.

In recent months, we have also begun adding sales capabilities outside the United States. We have added third-party sales agencies in the local markets of Japan and Korea, and plan to take similar actions in Hong Kong, China and throughout Europe to aid in our regional sales efforts.

Another focus of our sales and marketing efforts includes increased licensing activities.

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

Expand our DRAM Business.    We believe that the strength of our intellectual property position, our superior technologies and our focused expertise uniquely position us to benefit from both growth in the high-capacity DRAM market and in the inclusion of stacked memory within that market. As monolithic memory capacity increases from 512-megabits to one-gigabit and beyond, we plan to apply our technologies to each new generation of memory to allow memory manufacturers to smoothly transition from one generation to the next and to allow OEMs to more quickly bring to market systems with enhanced performance capabilities. We intend to continually identify ways to penetrate fast-growing markets for high-capacity memory, such as next-generation routers, disk arrays that enable the redundant storage of the data across multiple disks and network interface cards that connect computers across networks. We also intend to develop memory solutions that address our customers’ particular requirements. For example, our new ArctiCore technology enables the creation of memory modules that contain up to 72 DRAMs in standard packages all within standard DIMM outlines.

Extend Technological Leadership into New Markets.    We believe that our large patent portfolio and intellectual property position us as a leader in the development of intellectual property for stacking solutions. We have introduced key innovations, such as our thermal management designs, in the market for stacked, packaged memory. We have also introduced key innovations unrelated to stacking DRAM, such as our ArctiCore technology. We intend to leverage our expertise and strong intellectual property position into markets where our technologies may have a significant impact. We intend to pursue new product opportunities and penetrate the next-generation, non-leaded stacked memory market with our new High Performance Stakpak solution. Our High Performance Stakpak solution incorporates our patented BGA stacking technologies, and enables new levels of package miniaturization for multi-chip modules without requiring specialized testing. We also are developing our proprietary System Stakpak technologies that will enable the stacking of multiple heterogeneous integrated circuit subsystem components, such as processor, Flash memory and DRAM, as a single packaged module. We believe that these technologies will have applications across a broad spectrum of complementary markets for products with high processing needs and form-factor constraints. We intend to allocate increased resources to research and development to pursue these and other market opportunities.

Leverage Strategic Relationships.    To grow our business, we will continue to cultivate strong relationships with leading OEMs, memory suppliers and channel partners. We intend to continue to collaborate with leading OEMs and memory manufacturers to design more effective high-capacity memory solutions than are currently available. We intend to continue working with channel partners and third-party manufacturers to make our memory solutions widely available to OEM customers. As we expand and diversify our solutions, we intend to establish new, complementary customer and partner relationships beyond our traditional server, networking and storage markets.

Capitalize on Our Flexible Business Model.    We believe that by offering our customers the option of licensing our technologies, outsourcing their manufacturing requirements to us, buying from our licensees or combining these options to best satisfy their needs, we offer advantages over companies with solely a licensing or a manufacturing business model. We intend to continue to provide high-volume manufacturing services to facilitate adoption of our technologies by our customers while aggressively pursuing new opportunities to license our technologies.

Consumer Market.    In the fourth quarter of 2005, we formed the Consumer and Emerging Business Unit in order to expand our technologies into the consumer electronics market, as well as key markets involving industrial, medical and military applications. Many of the same DRAM memory suppliers and memory module makers are increasingly focusing on the consumer Flash memory market, and our proven package-stacking technologies and manufacturing processes are directly applicable to Flash memory. In November of 2005, we introduced the FlashStak family of Flash-stacking technologies and a relationship with PNY Technologies, Inc. to address the USB Flash drive market.

Our Suppliers

Customers that outsource manufacturing services to us generally supply to us the packaged DRAM on a consignment basis. Once we receive the packaged DRAM, we assemble it in our manufacturing facilities and then ship the fully assembled memory products back to them. Under this consignment model, we are not required to carry an inventory of packaged DRAM for these customers, reducing our inventory costs and minimizing inventory risk associated with pricing, volumes and potential obsolescence. While we benefit from these minimized risks, if our customers are unable to obtain sufficient DRAM due to limited availability, they are unable to consign it to us for our services.

In the fourth quarter of 2004, we entered into a minimum unit purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. Actual costs could vary based on the actual volume of product ordered at one time, as compared to the expected future volume per order, due to the fact that pricing per unit is dependent upon the number of units in a given order. Actual costs could also vary based on variances in actual versus forecast product mix as the minimum purchase contract covers a single product that is available in slightly varying configurations, with accordingly varying prices per unit. As of December 31, 2005, our estimated future purchases under this contract were 675,000 units totaling $121,500. As of December 31, 2005 we evaluated our potential exposure for the anticipated shortfall in units purchased under this minimum purchase contract and recorded an accrual of $25,000.

In order to manufacture our units, we require raw materials and components such as flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies and DRAMs. While we generally have multiple sources of supply of these materials, we typically procure them from limited sources to take advantage of volume pricing discounts.

Our Manufacturing

We believe that our ability to deliver memory technologies in high volume and with short turnaround times distinguishes us from other similar service providers. Our sophisticated manufacturing processes combine proprietary assembly equipment with standard, back-end automation in state-of-the-art manufacturing facilities. Since we began manufacturing our products, we have been increasing the degree of automation, overall efficiency and production yields of our manufacturing processes.

Historically, we manufactured all of our stacked memory products in our facility in Austin, Texas. In November 2002, we purchased a 45,000 square foot manufacturing facility in Reynosa, Mexico with approximately 27,500 square feet of manufacturing space. We continued to transition our high-volume manufacturing to the Mexico facility during 2005. For the years ended December 31, 2005, 2004 and 2003, over 95%, 80% and 50%, respectively, of our units produced were manufactured in Mexico.

We have a formal quality assurance organization in place with a strategic focus on applying process improvements to achieve overall factory quality targets. We have been ISO certified to the ISO9001:2000 standard since 2001, as assessed by Bureau Veritas Quality International (N.A.) Inc.

Our Research and Development

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

Since 2001, we have focused our research and development spending primarily towards the design of our Stakpak technologies and more recently, we have focused on our ArctiCore technologies, as well as improving our manufacturing and industrial processes and engineering. We also have been designing our System Stakpak technology. Our research and development expenses were approximately $5.3 million, $2.6 million and $2.4 million in 2005, 2004 and 2003, respectively. We believe that to be competitive and to grow, we must increase our investments in research and development with a continued focus both on designing advanced technologies and improving our manufacturing processes, quality and industrial engineering and automation. Through close integration of the product development and process automation initiatives, we seek to bring together advanced product designs with process efficiencies to reduce our time to market for new technologies and to increase our overall production.

Our Intellectual Property

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

As of January 31, 2006, we had 90 issued patents. These patents primarily relate to our stacking solutions and help us protect our market position. These patents expire from time to time over the next 16 years. As of January 31, 2006, we also had 89 patent applications pending. We continue to actively pursue filing patent applications to cover our intellectual property advancements, and we may be required to spend significant resources to monitor and protect our intellectual property rights.

Our Competition

The market to provide memory solutions is intensely competitive. Within that market, we believe that we compete primarily with other providers of high-capacity technologies and services to OEMs and manufacturers of high-density memory chips. The primary factors upon which we compete are product quality and reliability, manufacturing capacity, cycle times, price and prompt and effective customer service. We believe that our technologies compete favorably in each of these factors with other competitive technologies, services and manufacturers.

We have many competitors that have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Some of the major OEMs and DRAM suppliers currently are using planar solutions and we expect them to continue to utilize planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-II technologies with the migration to smaller footprint packages. However, we believe that planar solutions have cyclical windows of opportunity. Continued demand for higher performance speeds require an expanded die size to enable those capabilities. This performance demand, requiring a larger die footprint, often exceeds the process node package manufacturing cycle time required to move that same technology to a smaller process node and, therefore, smaller package. The result is that during that timeframe, the memory chips will be too large to fit multiple packages onto the standard footprints required for board assembly using a planar method. As time progresses, the cycle will continue with die packaging process node shrinks that support planar until the process repeats itself due to new performance demands.

In addition, memory packages have been developed that place two DRAM chips into a single package that allows both DRAM chips to fit in the same area as a single Stakpak. Other competitors utilize competing technologies that stack standard DRAM chips. These traditional stacking competitors include SimpleTech, Inc., Amkor Technology, Inc. and Tessera, Inc. We also could face competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products, and could provide the market with cost-effective memory solutions that outperform our Stakpak solutions.

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

Our Regulatory Environment

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

Our Employees

As of March 1, 2006, we had 457 full-time employees, including 354 in operations and engineering; 33 in quality assurance; 35 in sales, general and administrative functions; 23 in research and development; and 12 in executive positions.

By region, 109 and 348 of our employees are located in the United States and in Mexico, respectively. As of March 1, 2006, 77% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. We are not party to any collective bargaining agreements with any of our employees in the United States. We have never had a work stoppage, and we believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Annual Report on Form 10-K and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies including, but not limited to, the transition from DDR-1 to DDR-2 technology and from leaded to non-leaded packages;

•	a shortage of DRAM chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the ongoing transition from current-generation products, which are based on 256-megabit monolithic DRAMs, to next-generation products, which are based on 512-megabit monolithic DRAMs, as well as the next transition from 512-megabit DRAMs to 1-Gbit DRAMs, with each transition resulting in lower unit volumes of memory products to produce the same amount of memory capacity. This is partially offset by increasing demand for memory capacity with each new generation of systems;

•	the impact of a current reduction in the prices of 512-megabit monolithic DRAM, making this memory a competitive cost alternative to stacked 256-megabit monolithic DRAMs;

•	the increasing adoption of small-package planar solutions instead of our solutions by OEMs as well as DRAM suppliers;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our solutions;

•	changes in OEMs’ DRAM and DIMM buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture DRAM and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

We do not have long-term purchase agreements with customers. Our customers generally place purchase orders for deliveries no more than three months in advance and sometimes no more than a day in advance. These purchase orders generally have no cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect on our business, financial condition and results of operations.

Our business model is one in which there typically is not a backlog of unfilled orders. Rather, a majority of our revenue and earnings in any quarter depends upon customer orders for our products that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenue and to a large extent are fixed in the short term, we likely will be unable to adjust spending on a timely basis to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall of revenue in relation to our expectations could hurt our operating results and depress our stock price.

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenue.

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 86% of our total revenue in 2005, 86% of our total revenue in 2004 and 88% of our total revenue in 2003. In particular, Samsung accounted for most of our license revenue and 32% of our total revenue in 2005, and Micron, HP and SMART Modular accounted for 21%, 17% and 11%, respectively, of our total revenue in 2005. SMART Modular is a supply-chain partner of HP, so units incorporating our stacking solutions are ultimately sold through to HP as the OEM. Most of the markets for our services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung Electronics is based in South Korea. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea, and therefore, Samsung, which could have a material and adverse effect on our business, financial condition and results of operations.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our technologies, which could adversely affect our ability to sell or license our memory solutions or to compete successfully in our markets and harm our operating results.

Our solutions rely on our proprietary rights, and we believe that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business. If any of our key patents or other intellectual property rights are invalidated or deemed unenforceable, or if a court limits the scope of the claims in any of our key patents or other intellectual property rights, the likelihood that companies will continue to purchase or license our memory solutions could be significantly reduced. If we fail to obtain patents or if the patents issued to us do not cover all of the claims we asserted in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. The resulting loss in revenue could significantly harm our business, financial condition and results of operations.

We rely on a combination of license, development and nondisclosure agreements and other contractual provisions and patent, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants and third parties, and control access to and distribution of our documentation and other proprietary information. It is possible that these efforts to protect our intellectual property rights may not:

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

A court invalidation or limitation of our key patents could significantly harm our business, financial condition and results of operations.

Our patent portfolio contains some patents that are particularly significant to our ongoing revenues and business. If any of these key patents is invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business, financial condition and results of operations.

Our revenues may suffer if we cannot continue to license or enforce our intellectual property rights or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities, some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology, and we may agree to indemnify others in the future. Our support and indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such support or indemnification to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business, financial condition or results of operations. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our business could suffer.

We are subject to risks relating to product concentration and lack of revenue diversification.

To date, we have derived nearly all of our revenue from sales or licenses of our Stakpak solutions, and we expect these solutions to continue to account for substantially all of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, financial condition and results of operations could be adversely affected by:

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

We are particularly dependent on sales of our Performance Stakpak solutions for use in the high-end and mid-range server market, which constituted 79% of our total services revenue in 2005, 82% of our total services revenue in 2004 and 98% of our total services revenue in 2003. If the market for these servers deteriorates or the use of our services and technologies in this market declines, our operating results would be materially and adversely affected.

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

We have many competitors who have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Some of the major OEMs and DRAM suppliers currently are using planar solutions and we expect them to continue to utilize planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-2 technologies with the migration to smaller footprint packages. However, we believe that planar solutions have cyclical windows of opportunity. Continued demand for higher performance speeds require an expanded die size to enable those capabilities. This performance demand, requiring a larger die footprint, often exceeds the process node package manufacturing cycle time required to move that same technology to a smaller process node and, therefore, smaller package. The result is that during that timeframe, the memory chips will be too large to fit multiple packages onto the standard footprints required for board assembly using a planar method. As time progresses, the cycle will continue with die packaging process node shrinks that support planar until the process repeats itself due to new performance demands.

In addition, memory packages have been developed that place two DRAM chips into a single package that allows both DRAM chips to fit in the same area as a single Stakpak. Other competitors utilize competing technologies that stack standard DRAM chips. These traditional stacking competitors include SimpleTech, Inc. and also included DPAC Technologies Corp. (DPAC) before we acquired its stacking patents and patent applications in June 2004. We also could face competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products, and could provide the market with cost-effective memory solutions that outperform our Stakpak solutions.

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

If we acquire other businesses or technologies in the future, these acquisitions could disrupt our business and harm our business, financial condition or results of operations.

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

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities. These actions could negatively impact the ownership percentages of our existing stockholders, our financial condition and results of operations.

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

Although we have engaged in discussions with potential licensees for our Stakpak technologies, we historically have not devoted significant resources to licensing our technologies and currently have only three license arrangements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption of our technologies by, and the incorporation of our technologies into products of, semiconductor manufacturers and OEMs;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our technologies on a cost-effective basis and in quantities sufficient to enable volume manufacturing;

•	the willingness of our licensees and others to make investments in the manufacturing process that supports our licensed technologies, and the amount and timing of those investments;

•	our licensees’ ability to design and assemble memory modules and other system parts that utilize our technologies in components qualified for use by OEMs;

•	any failure by our licensees to abide by compliance and quality control guidelines with respect to our proprietary rights;

•	actions by our licensees that could severely harm our ability to use our proprietary rights;

•	the pricing and demand for products incorporating memory modules and other system parts that utilize our licensed technologies;

•	our ability to structure, negotiate and enforce agreements for the determination and payment of royalties; and

•	the cyclicality of supply and demand for products using our licensed technologies.

It is difficult to predict when we will enter into additional license agreements, if at all. The time it takes to establish a new licensing arrangement can be lengthy. We may also incur delays or deferrals in the execution of license agreements as we develop new technologies. The timing of our receipt of royalty payments and the timing of how we recognize license revenue under license agreements may fluctuate and significantly impact our quarterly or annual operating results. Because we may recognize a significant portion of license fee revenues in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these may fluctuate significantly from period to period based on sales of products incorporating our licensed technology.

It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenue.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technologies and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have primarily relied on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenues than we are entitled to under the terms of our license agreements.

Because our licensing cycle is lengthy and costly, it is difficult to predict future revenues, which may cause us to miss analysts’ estimates and may result in our stock price declining.

Pursuing and entering into new license agreements generally requires significant marketing and sales efforts. The length of time it takes to establish a new licensing relationship can range from six to 12 months or longer. Because our licensing cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult.

In addition, engineering services are dependent upon the varying level of assistance desired by licensees and, therefore, revenue from these services is also difficult to predict as it is recognized in the period in which we render service. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. All of these factors make it difficult to predict future licensing revenue that may result in us missing analysts’ estimates and may cause our stock price to decline.

Our marketing and sales efforts may be unsuccessful.

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

In addition, natural disasters or other factors could cause delays or reductions in product shipments that could negatively affect our revenue and operating results. Moreover, since the majority of DRAM chips is manufactured in the Pacific Rim region, we believe that the risk of exposure of DRAM suppliers to earthquakes, typhoons, political unrest, terrorist activity, infectious diseases or other similar events is of particular concern. Any unexpected interruption in the manufacture of other key electronic components used in association with products that incorporate our technologies could disrupt production of devices that use our services and technologies, thereby adversely affecting either our ability to deliver products to our customers or the customers’ demand for our services and technologies.

If we are unable to manufacture our products efficiently or we experience credit losses or other collections issues, our business, financial condition or results of operation could suffer.

We are continuously modifying our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. In addition, new manufacturing processes are required as we ramp high-volume production of new technologies, such as our High Performance Stakpak and ArctiCore technologies. We face increased risks with these new processes and we are incurring significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment for this product, which could continue to impact our gross margins. We expect to experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, such as our High Performance Stakpak, ArctiCore and future products, the risk of encountering delays or difficulties increases.

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

If we do not create and implement new designs to expand our licensable technology portfolio, our competitive position could be harmed or our operating results adversely affected.

We expect in the future to derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in these key technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from 2010 through 2022. We need to develop and patent successful innovations before our current patents expire.

We also may attempt to expand our licensable technology portfolio and technical expertise by acquiring technology or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technology to others. However, we may not be able to acquire or obtain rights to licensable technology in a timely manner or upon commercially reasonable terms. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future packaging needs of the semiconductor and consumer electronics industries. Our failure to develop or acquire new technologies could significantly harm our business.

Failure by our licensees to introduce products using our technology could limit our royalty revenue growth.

Because we expect a significant portion of our future revenues to be derived from royalties on semiconductors that use our licensed technology, our future success depends upon our licensees developing and introducing commercially successful products. Any of the following factors could limit our licensees’ ability to introduce products that incorporate our technology:

•	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technology, in a quantity sufficient to enable volume manufacturing;

•	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

•	the willingness of our licensees and others to make investments in the manufacturing process that supports our licensed technology, and the amount and timing of those investments; and

•	our licensees’ ability to design and assemble packages incorporating our technology that are acceptable to their customers.

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

We relocated the substantial majority of our manufacturing operations from Austin, Texas to Reynosa, Mexico: our failure to continue to manage these operations and our growth, as well as issues associated with the location of this facility, could materially and adversely affect our business.

We relocated our high-volume manufacturing capacity from our Austin, Texas facility to our manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in 2005, we manufactured over 95% of our units in Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

In addition, this facility is exposed to certain risks as a result of its location, including:

•	changes in international trade laws, such as the North American Free Trade Agreement, or other governmental regulations or tariffs affecting our import and export activities;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	fluctuations of foreign currency and exchange controls;

•	security measures at the United States-Mexico border;

•	potential political instability and changes in the Mexican government;

•	relations between the governments of the United States and Mexico;

•	issues relating to drug-trafficking activities in Mexico; and

•	general economic conditions in Mexico.

Any of these risks could interfere with the operation of this facility or restrict or delay our ability to move components, finished products or manufacturing equipment across the United States–Mexico border and result in reduced production, increased costs, or both. In the event that this facility’s production is reduced or we encounter disruptions or delays in moving products across the border, we could fail to ship products on schedule and could face a reduction in future orders from dissatisfied customers. If our costs to operate this facility increase, our gross margins would decrease. Reduced shipments and margins would have an adverse effect on our business, financial condition and results of operations.

We operate our manufacturing facility in Mexico as a Maquiladora and any loss of this status or change in the laws affecting Maquiladoras, or disputes with the labor union in Mexico, could materially harm our financial results.

In 2005, we manufactured over 95% of our memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

•	compliance with the terms of the Maquiladora authorization program;

•	proper utilization of imported materials;

•	hiring and training of Mexican personnel;

•	compliance with tax, labor, exchange control and notice provisions and regulations, both in the United States and in Mexico; and

•	compliance with local and national constraints.

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of December 31, 2005, 241, or 76%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

We derive a substantial portion of our revenue from our license agreement with Samsung. Royalties paid to us by Samsung have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it utilized in the past, which could materially harm our business, financial condition or results of operations.

We receive the substantial majority of our license revenue from our license agreement with Samsung. This agreement requires that Samsung pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. Royalties paid to us by Samsung have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it has utilized in the past. Royalties paid to us by Samsung decreased approximately $14.5 million during 2005 as compared to 2004. As of December 31, 2005, the remaining residual value of the customer relationship intangible asset associated with this contract was $6.6 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of December 31, 2005 no impairment had been recorded.

The consumer electronics markets is a highly competitive and volatile market and if we are not successful in this or other new markets, our business, operating results or financial condition could be adversely affected.

In the fourth quarter of 2005, we formed the Consumer and Emerging Business Unit in order to expand our technologies into the consumer electronics market, particularly the consumer Flash market, as well as key markets involving industrial, medical and military applications. We believe our package-stacking technologies and manufacturing processes are directly applicable to Flash memory market, but we are a recent entrant to this market, and many of the DRAM memory suppliers and memory module makers are increasingly focusing on the consumer Flash memory market. Further, the consumer market is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, dynamic customer demand patterns, seasonal revenue trends and a large number of competitors. In addition, the consumer market can be much more volatile than other segments of the memory market place. To be successful, we will need to continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; our ability to manage the risks associated with product transitions and production ramp issues; the effective management of inventory levels in line with anticipated product demand; the availability of products in appropriate quantities to meet anticipated demand; and, the risk that new products may have quality or other defects in the early stages of introduction. As a result, we cannot determine in advance the ultimate effect that new products will have on our sales or results of operations, and, as a result, if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

We have hired new members of our management team and have realigned our infrastructure, which may disrupt our business and adversely affect our operations.

Recently, we hired new members of our management team, and we realigned our executive and technical infrastructure to support our new growth strategy. These rapid changes in a short period of time could be disruptive to our operations and could adversely affect our business. In addition, some of these additions to our team will increase our overall cost structure, which may adversely affect our financial performance. This adverse impact is particularly applicable in the short term while we are in the process of implementing our new growth strategy.

Austin Ventures controls us, and will continue to control us, as long as it beneficially owns a majority of our common stock.

Austin Ventures beneficially owns approximately 75% of our outstanding common stock. Because Austin Ventures and its affiliates own more than 50% of our common stock, we are considered a “controlled company” under NASD Marketplace Rule 4350(c)(5), and we are exempt from NASD rules that would otherwise require that our board of directors consist of a majority of independent directors. As a “controlled company,” we also are exempt from NASD rules that require the compensation of officers and the nomination of company directors be determined by a committee of independent directors or a majority of independent directors. Our board of directors currently consists of eight directors, of which three qualify as independent directors under NASD rules. As long as Austin Ventures beneficially owns a majority of our outstanding common stock, Austin Ventures will continue to be able to elect all members of our board of directors. Purchasers of our common stock will not be able to affect the outcome of any stockholder vote until Austin Ventures beneficially owns less than a majority of our outstanding common stock. As a result, Austin Ventures will control all matters affecting us, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets; and

•	our corporate finance activities.

In addition, to the extent that Austin Ventures continues to beneficially own a significant portion of our outstanding common stock, although less than a majority, it will continue to have a significant influence over all matters submitted to our stockholders and to exercise significant control over our business policies and affairs. Under our certificate of incorporation, as amended, if Austin Ventures ceases to own at least 30% of our outstanding common stock, the approval of the holders of at least two-thirds of our common stock will be required for stockholders to amend our certificate of incorporation or bylaws, to increase or decrease the authorized number of shares of our capital stock or to remove a director. Furthermore, concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders. Austin Ventures is not prohibited from selling a controlling interest in us to a third party or a participant in our industry. For additional information regarding our relationship with Austin Ventures, you should read the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Party Transactions.”

Austin Ventures and its designees on our board of directors may have interests that conflict with our interests.

Austin Ventures and its designees on our board of directors may have interests that conflict with, or are different from, our own. Conflicts of interest between Austin Ventures and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by Austin Ventures of our common stock and the exercise by Austin Ventures of its ability to control our management and affairs. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to both Austin Ventures and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise. In addition, Austin Ventures and its director designees could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

We intend to increase our research and development activities and other operations, both in the United States and in Mexico, as we grow our business and expand our technology offerings. We may do so through both internal growth and acquisitions. We expect that this expansion could strain our systems and operational and financial controls. In addition, we are likely to incur higher operating costs as a publicly held company and as we seek to expand our business. To manage our growth effectively, we must continue to improve and expand our systems and controls. If we fail to do so, our growth will be limited.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our success to date has been highly dependent on James W. Cady, our Chief Technology Officer, whose retirement will be effective April 1, 2006. In May 2005, we hired Wayne R. Lieberman to be our new President and Chief Executive Officer, who is responsible for establishing our future direction and strategies. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors, modifying our internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles should departures or additions to the management team occur. The loss of any of our key employees, or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our services and technologies.

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

We may be involved in costly legal proceedings involving our contracts, which could include our licensees, potential licenses or strategic partners.

We may become involved in a dispute relating to our contracts, which could include or be with a licensee, potential licensee or strategic partner. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalty revenues. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 37% in 2005, 59% in 2004 and 49% in 2003. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Adoption of the Financial Accounting Standards Board’s (“FASB’s”) Statement 123(R) will adversely affect our results of operations, and changes to existing accounting pronouncements or taxation rules or practices may adversely affect our business, financial condition or results of operations.

In December 2004, the FASB adopted Statement 123(R), “Share Based Payment—an Amendment of FASB Statements No. 123 and supersedes APB Opinion No. 25,” which requires us, starting in the first quarter of 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value. We believe the adoption of SFAS 123(R) will have a significant negative impact on our results of operations, but will not significantly impact our financial position or cash flows. A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 8900 Shoal Creek Boulevard, Suite 125, Austin, Texas 78757. The facility consists of approximately 46,000 square feet of office space under lease through 2010. It houses all executive, administrative and research functions and staff. We also do limited manufacturing at this facility.

In January 2003, we commenced manufacturing operations at our new facility in Reynosa, Mexico. This facility consists of approximately 45,000 square feet, which we own. During the year ended December 31, 2005, we manufactured over 95% of our memory products at this facility.

We continue to evaluate our future real estate needs based on the current industry environment and our business requirements. We believe that these facilities are suitable and adequate to meet our current operating needs.

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

In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. In July 2005, we filed a motion to dismiss the amended complaint, which motion is pending.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of January 30, 2006, we were not involved in any other material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the Nasdaq National Market since February 6, 2004 under the symbol STAK. As of March 1, 2006, there were 28 holders of record of our common stock.

The following tables sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2004:
Quarter Ended March 31 (beginning Feb. 6)	$15.61	$11.42
Quarter Ended June 30	$13.00	$4.97
Quarter Ended September 30	$6.46	$3.79
Quarter Ended December 31	$4.77	$3.35

2005:
Quarter Ended March 31	$4.82	$3.50
Quarter Ended June 30	$4.25	$2.39
Quarter Ended September 30	$4.02	$2.94
Quarter Ended December 31	$7.99	$3.25

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

At December 31, 2005 we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our common stock during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October	145,050	$3.76	145,050	Approx. $3.6 million
November	790,072	4.50	790,072	$0.0
December	—	—	—	$0.0

TOTAL	935,122	$4.38	935,122

(1)	On July 28, 2004, we announced that the Board approved a stock repurchase program for up to $15 million to purchase shares of our common stock. During November 2005, we completed this stock repurchase program.
(2)	Excludes commissions paid.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations for the period from January 1, 2003 to August 20, 2003, the period from inception to December 31, 2003, the year ended December 31, 2004, and the year ended December 31, 2005, and the consolidated balance sheet data as of December 31, 2004 and December 31, 2005 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations for the years ended December 31, 2001 and December 31, 2002, and the consolidated balance sheet data as of December 31, 2001, December 31, 2002 and December 31, 2003 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003	Year Ended December 31,
(in thousands, except per share data)	2005	2004			2002	2001
Consolidated Statement of Operations:
Total Revenue	$52,526	$73,626	$27,222	$44,133	$47,016	$49,225
Gross profit	11,771	31,136	10,940	24,300	23,953	24,314
Income (loss) from operations	(12,277)	13,911	(1,255)	16,257	17,727	17,803
Net income (loss)	(7,477)	7,806	(5,274)	9,476	11,526	13,460
Preferred stock dividends	—	(266)	(872)	—	—	—

Income (loss) available to common stockholders	$(7,477)	$7,540	$(6,146)	$9,476	$11,526	$13,460

Earnings (loss) per share:
Basic	$(0.15)	$0.16	$(0.17)	$5.16	$6.33	$7.49

Diluted	$(0.15)	$0.15	$(0.17)	$4.86	$6.01	$7.07

Shares used in computing earnings (loss) per share:
Basic	48,579	47,234	36,647	1,836	1,822	1,798
Diluted	48,579	50,996	36,647	1,949	1,917	1,903

	Staktek Holdings, Inc.			Predecessor Company
	As of December 31,			As of December 31,
(in thousands)	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,011	$39,984	$31,165	$31,449	$24,906
Working capital	79,515	82,011	25,404	36,188	26,275
Total assets	138,349	155,471	137,542	58,781	41,571
Capitalized lease obligations, less current maturities	—	—	51	167	280
Long-term debt, less current portion	—	—	65,125	—	—
Redeemable preferred stock	—	—	30,372	—	—
Total stockholders’ equity	131,284	141,807	315	44,419	32,783

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the audited consolidated financial statements and notes appearing in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our planned expansion in Hong Kong, China and Europe; our intent to build upon our leadership position; our expectations regarding expanding our DRAM business; our intent to allocate increased resources to research and development; our belief that our technologies will have applications across a broad spectrum of complementary markets; our expectations regarding leveraging our strategic relationships; our intent to continue to provide high-volume manufacturing services to facilitate adoption of our technologies; our expectations regarding selling, general and administrative expenses and research and development expenses over the next several quarters; our expectations regarding borrowing under our credit agreement prior to its termination; our expectations regarding the lack of significant credit losses from our customers; our belief that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief regarding the future of planar technologies; our belief that our package-stacking technologies and manufacturing processes are directly applicable to Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business; and our belief that adoption of SFAS 123(R) will not significantly impact our financial position. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” appearing in Item 1A of this Annual Report on Form 10-K, and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the Securities and Exchange Commission, specifically our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 9, 2005, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of December 31, 2005, our patent portfolio consisted of more than 175 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities to establish market leadership in new technologies.

Significant developments in 2005 included the following:

•	Services revenue decreased 18% during 2005 as compared to 2004, which was the result of a reduction in unit volumes primarily driven by various industry transitions.

•	We renewed and expanded the license agreement we originally entered into with Samsung in July of 2000 for stacking DRAM using our stacking technology. Under the terms of the expanded agreement, until 2010, Samsung will be able to use our leaded package stacking technology for any Samsung leaded device, such as DRAM, SRAM and Flash memory. Our revenue related to this contract decreased approximately 46% from 2004 as a result of a reduction in unit volumes.

•	We introduced our ArctiCore module technology, and also announced a license agreement with SMART Modular, in which we are licensing to SMART Modular this technology, as well as our Value, Performance and High Performance Stakpaks. In 2005, we recognized up-front license fees and expect to begin receiving ongoing royalties during 2006. We expect to enter into additional license agreements licensing our new ArctiCore technology in the future, although we cannot guarantee that we will be able to do so.

•	We introduced FlashStak and announced our first customer to incorporate FlashStak into its Flash memory product offerings. Sales of FlashStak were immaterial in the month of December and we expect them to be immaterial in the near term.

•	We continued to relocate our manufacturing operations to our Reynosa facility, where we now manufacture over 95% of our units.

•	We named Wayne R. Lieberman as our new President and Chief Executive Officer, hired several new members of our management team and realigned our executive and technical infrastructure to support our new growth strategy.

•	We began adding sales capabilities outside of the United States. Near the end of 2005, we added a third-party sales agent in Korea, and in the first quarter of 2006, added an agent in Japan. We plan to take similar actions in Hong Kong, China and throughout Europe to aid in our regional sales efforts.

Results of Operations

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Revenue:
Services	64.0%	55.8%	77.2%	71.4%
License	36.0	44.2	22.8	28.6

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Services	51.9	35.5	35.9	44.9
Amortization of acquisition intangibles	24.6	21.4	16.8	—
Amortization of deferred stock-based compensation and stock compensation expense	1.1	0.8	7.1	0.0

Total cost of revenue	77.6	57.7	59.8	44.9

Gross profit	22.4	42.3	40.2	55.1
Operating expenses:
Selling, general and administrative	19.2	11.5	12.5	7.0
Research and development	10.2	3.5	3.1	3.5
Business restructuring and acquisition	1.9	—	9.0	7.7
In-process research and development	—	—	2.6	—
Amortization of acquisition intangibles	1.9	2.5	3.9	—
Amortization of deferred stock-based compensation and stock compensation expense	12.6	5.9	13.7	0.1

Total operating expenses	45.8	23.4	44.8	18.3

Income (loss) from operations	(23.4)	18.9	(4.6)	36.8
Other income (expense), net	3.3	(1.1)	(12.4)	0.2

Income (loss) before income taxes	(20.1)	17.8	(17.0)	37.0
Provision (benefit) for income taxes	(5.9)	7.2	2.4	15.5

Net income (loss)	(14.2%)	10.6%	(19.4%)	21.5%

In our discussion of our results of operations in 2003, we discuss each line item in the consolidated statement of operations on a combined basis for comparative purposes. These combined amounts represent the sum of the financial data for Staktek Corporation (the “Predecessor Company”) and us for the periods from January 1, 2003 through December 31, 2003. These combined amounts are for informational purposes only.

Total Revenue

Total revenue for the year ended December 31, 2005 was $52.5 million, compared to revenue of $73.6 million and $71.4 million for the years ended December 31, 2004 and 2003, respectively. Services revenue in 2005 was $33.6 million, compared to $41.0 million and $52.6 million for 2004 and 2003, respectively. License revenue in 2005 was $18.9 million, compared to $32.6 million and $18.8 million for 2004 and 2003, respectively.

Our reduced services revenue during 2005 was the result of a decline in our unit volume primarily driven by a series of industry transitions. First, there has been a transition from stacked products based on 256-megabit memory TSOPs, to next-generation stacked products based on 512-megabit memory devices. Since the next- generation devices deliver twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, was satisfied at lower levels of unit volumes. As a result, we experienced a decrease in the number of 256-megabit units, partially offset by an increase in higher-priced units based on 512-megabit memory devices shipped during 2005 as compared to similar units shipped in 2004. In addition, a movement to non-leaded package technology, as well as the adoption of DDR-2, have allowed the size of the DRAM package to vary and to more closely align with the size of the memory die in the package. This combination of industry transitions has led to an increased use of planar solutions, which allow additional memory devices to be directly attached on the printed circuit board without the need for stacking.

License revenue decreased $13.7 million during 2005, compared with 2004, due primarily to decreased royalty revenue from Samsung as a result of lower unit volumes.

Services revenue in 2004 decreased from 2003 primarily due to lower units shipped and a shift in customer demand to our lower-priced Value Stakpak product. The decrease in demand for our Performance Stakpak product was due mainly to three factors. The first factor was that as a result of the price parity between stacked 256-megabit DRAM densities and non-stacked, monolithic 512-megabit DRAM densities, our customers did not need to utilize stacked 256-megabit DRAM but instead could use a single monolithic 512-megabit DRAM for the same cost or less. The second factor regarding the decrease in demand was the overall DRAM supply shortage during the second and third quarters of 2004. Third, we had been selling to Celestica Corporation as a supply-chain partner of IBM, but IBM adopted a different business model by sourcing more of its high-density needs directly through silicon providers rather than indirectly through Staktek. The principle effect of this change was to shift some service revenue to license revenue. In addition, this shift resulted in a loss of some business to alternative technologies. It is not possible to specifically quantify the impact of these factors on our 2004 results. License revenue increased $13.8 million during 2004, compared with 2003, due primarily to higher royalty revenue from Samsung, and to a lesser extent, due to the addition of Infineon as a licensee in 2004.

The following tables summarize sales to customers that represented 10% or more of total revenue for the periods indicated:

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003

	2005	2004
Samsung	32%	43%	23%	29%
Micron	21%	17%	24%	29%
Hewlett-Packard	17%	*	*	*
Celestica	*	*	17%	17%
SMART Modular	11%	12%	11%	10%

*	Amount does not exceed 10% for the indicated period.

The following table sets forth customers which receivable balances represented more than 10% of our accounts receivable at the dates indicated:

	December 31,
	2005	2004
Hewlett-Packard	29%	18%
Netlist, Inc.	22%	*
Micron	22%	45%
SMART Modular	15%	23%

*	Amount does not exceed 10% for the indicated period.

Gross Profit

Gross profit for the year ended December 31, 2005 was $11.8 million, or 22.4% of total revenue. This amount represents a decrease of $19.3 million, compared to gross profit of $31.1 million, or 42.3% of total revenue, for the year ended December 31, 2004. The reduction in our gross profit for 2005 was primarily the result of a decrease in our total revenue. License revenue, for which there was not any corresponding impact on our cost of revenue, declined by $13.7 million. Additionally, our services revenue declined by $7.4 million while costs associated with this revenue increased $1.1 million. Manufacturing costs did not decline, due to the fixed cost nature of our production process and increased costs of temporary staffing in our Austin facility related to ramping our new High Performance Stakpak. By December 31, 2005, the manufacture of this product was largely shifted to our lower-cost facility in Reynosa, Mexico. Gross profit as a percentage of total revenue was reduced by 25.7 percentage points during 2005 due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue, as compared with a 22.2 percentage point impact of these items on overall gross profit during 2004. Our manufacturing services’ gross profit percentage, defined as gross profit calculated from services revenue and services cost of revenue, decreased by approximately 17.5 percentage points in 2005 as compared to 2004, due mainly to fixed costs being spread over fewer units and the ramp of our High Performance production, partially offset by the reduction in manufacturing costs resulting from the increased utilization of our high-volume manufacturing facility in Mexico in 2005.

Gross profit for the year ended December 31, 2004 was $31.1 million, or 42.3% of total revenue. This amount represents a decrease of $4.1 million, compared to gross profit of $35.2 million, or 49.4% of total revenue, for the year ended December 31, 2003. The decrease in gross profit dollars for 2004 was due to the $11.2 million increase in the cost of revenue component of amortization of acquisition intangibles recorded in 2004 versus 2003, a shift in our mix of products to our lower-margin Value Stakpak product and an overall decline in in-house stacked units in 2004. These decreases were partially offset by reduced direct labor and benefits as a result of the increased utilization of our high-volume manufacturing facility in Reynosa, Mexico in 2004 and by the substantial increase in license revenue as a percentage of total revenue. License revenue increased to 44.2% of total revenue in 2004 from 26.4% of total revenue in 2003. Gross profit as a percentage of revenue was reduced by 22.2 percentage points during 2004 due to the amortization of acquisition intangibles and the amortization of deferred stock-based compensation and stock compensation expense allocated to cost of revenue, as compared with a 9.2 percentage point impact of these items on overall gross profit during 2003. Our manufacturing services’ gross profit percentage decreased by approximately 7.3 percentage points in 2004 as compared to 2003 due mainly to fixed costs being spread over fewer units and the shift in mix to our Value Stakpak product, partially offset by the reduction in manufacturing costs resulting from the increased utilization of our manufacturing facility in Mexico in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2005 was $10.1 million, or 19.2% of total revenue. This amount reflected an increase of $1.7 million, or 19.5%, as compared to selling, general and administrative expense of $8.4 million, or 11.5% of total revenue, for the year ended December 31, 2004. The increase in selling, general and administrative expense during 2005 relative to 2004 was primarily due to higher personnel costs of $0.5 million and relocation costs of $0.3 million associated with our broadening sales and marketing efforts and an increase in directors’ and officers’ insurance costs of $0.3 million. We expect selling, general and administrative expense to range between 23% to 25% of revenue over the next several quarters.

Selling, general and administrative expense for the year ended December 31, 2004 was $8.4 million, or 11.5% of total revenue. This amount reflected an increase of $1.9 million, or 29.2%, as compared to selling, general and administrative expense of $6.5 million, or 9.1% of total revenue, for the year ended December 31, 2003. The increase in selling, general and administrative expense during 2004 relative to 2003 was primarily due to an increase in directors’ and officers’ insurance costs of $1.3 million, increased staffing costs of $0.7 million and audit and tax services of $0.2 million, mainly as a result of being a public company.

Research and Development

Research and development expense for the year ended December 31, 2005 was $5.3 million, or 10.2% of total revenue, which reflected an increase of $2.7 million, or 108.5%, as compared with research and development expense of $2.6 million, or 3.5% of total revenue for the year ended December 31, 2004. The increase in costs for the year resulted from our expenditures in the development of our non-leaded technologies, ArctiCore, System Stakpak and other new product initiatives. We intend to devote additional resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-3, DRAM chips in BGA packages, non-DRAM homogeneous circuits, and heterogeneous circuits (our System Stakpak), as well as to design and develop tooling, testing capabilities and automation equipment to position us to qualify and manufacture products based on these new technologies. As a result, we expect research and development expenses to range between 15% to 17% of revenue in the next several quarters.

Research and development expense for the year ended December 31, 2004 was $2.6 million, or 3.5% of total revenue, which reflected an increase of $0.2 million, or 6.2%, as compared with research and development expense of $2.4 million, or 3.4% of total revenue for the year ended December 31, 2003. The increase in costs for the year was primarily due to increased materials costs as we developed our processes for stacking new BGA packages and by amortization of the patents acquired from DPAC in the second quarter of 2004, partially offset by lower process development expenses.

Business Restructuring and Acquisition

During the year ended December 31, 2005, we recorded business restructuring expenses of $1.0 million, comprised of severance costs associated with the move of our high-volume manufacturing to Reynosa, Mexico and realignment of our organizational structure to focus on our growth strategy.

There were no business restructuring or acquisition-related costs in 2004.

During the year ended December 31, 2003, we recorded business restructuring and acquisition expenses of $5.8 million, comprised of $5.3 million of expenses associated with the Staktek acquisition and severance costs of $0.5 million associated with the move of our high-volume manufacturing facility to Reynosa, Mexico.

In-process Research and Development

Of the total purchase price we paid in the acquisition of the predecessor company in 2003, we allocated $0.7 million to in-process research and development (“IPR&D”), and expensed it. We based the value of IPR&D on an evaluation of all developmental projects using the guidance set forth in FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

Amortization of Acquisition Intangibles

During the year ended December 31, 2005, we amortized $14.0 million of intangible assets resulting from the Staktek acquisition during the third quarter of 2003, with $13.0 million allocated to cost of revenue and $1.0 million to operating expenses.

During the year ended December 31, 2004, we amortized $17.6 million of intangible assets resulting from that acquisition, with $15.8 million allocated to cost of revenue and $1.8 million to operating expenses. During the year ended December 31, 2003, we amortized $5.6 million of intangible assets from that acquisition, with $4.6 million allocated to cost of revenue and $1.0 million to operating expenses.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline.

Amortization of Deferred Stock-Based Compensation and Stock Compensation Expense

We recorded amortization of deferred stock-based compensation and stock compensation expense of $7.2 million for the year ended December 31, 2005, with $0.6 million allocated to cost of revenue and $6.6 million to operating expenses. We recorded amortization expense associated with deferred stock-based compensation of $5.0 million for the year ended December 31, 2004, with $0.6 million allocated to cost of revenue and $4.4 million to operating expenses. The increase in deferred stock-based compensation and stock compensation expense during 2005 as compared to 2004 was the result of the recognition of $2.5 million of additional stock compensation expense related to the accelerated vesting of certain of our former chief executive officer’s exercised, unvested shares of common stock acquired through stock options and his unexercised stock options in 2005, in accordance with the terms of his amended employment agreement. We recorded amortization of deferred stock-based compensation and stock compensation expense of $5.7 million for the year ended December 31, 2003, with $1.9 million allocated to cost of revenue and $3.8 million to operating expenses.

As a result of the issuance of SFAS 123(R), beginning the first quarter of 2006, we will expense the stock compensation, based upon fair value, related to our options over the requisite vesting period, as a result, eliminating the December 31, 2005 deferred compensation balance.

Interest and Other Income (Expense)

Interest and other income, net, for the year ended December 31, 2005, was $1.7 million, as compared to interest and other expense, net of $0.8 million for the year ended December 31, 2004. The increase in interest and other income, net, for 2005 versus 2004 was mainly due to an improved rate of return on investments, an increase in cash position and a reduction in interest expense associated with the senior and subordinating debt incurred to finance the Staktek acquisition in 2003, which was repaid following our initial public offering in February 2004.

Interest and other expense, net, for the year ended December 31, 2004, was $0.8 million, as compared to $3.3 million for the year ended December 31, 2003. The decrease in interest and other expense, net for 2004 versus 2003 was mainly due to interest expenses associated with the senior and subordinated debt incurred to finance the Staktek acquisition in 2003, which was repaid following our initial public offering in February 2004.

Provision for Income Taxes

We recorded an income tax benefit of $3.1 million and an expense of $5.3 million in the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, our effective tax rate was 29.1% and 40.3%, respectively. The effective tax rate differed from the federal statutory rate of 35% due primarily to the impact of certain stock compensation expenses that were not tax deductible, in addition to other permanent items, including tax-exempt interest income.

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

Quarterly Results of Operations

The following table presents unaudited results of operations for each of the quarters in the years ended December 31, 2005 and 2004. You should read the following table in conjunction with the consolidated financial statements and related notes contained in Item 8 in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
(in thousands, except per share data)	Dec. 31, 2005	Sep 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Revenue:
Services	$9,067	$8,804	$7,707	$8,063	$9,762	$8,249	$10,422	$12,614
License	3,878	3,989	3,570	7,448	7,909	7,820	7,663	9,187

Total revenue	12,945	12,793	11,277	15,511	17,671	16,069	18,085	21,801
Gross profit	3,966	2,515	259	5,031	7,085	6,169	7,480	10,402
Net income (loss)	(474)	(2,615)	(5,075)	687	1,686	1,220	2,042	2,858
Net income (loss) available to common stockholders	$(474)	$(2,615)	$(5,075)	$687	$1,686	$1,220	$2,042	$2,592
Earnings (loss) per share:
Basic	$(0.01)	$(0.05)	$(0.10)	$0.01	$0.03	$0.03	$0.04	$0.06
Diluted	$(0.01)	$(0.05)	$(0.10)	$0.01	$0.03	$0.02	$0.04	$0.05
Shares used in computing earnings (loss) per share:
Basic	48,236	48,725	48,623	48,737	48,880	48,214	48,407	43,431
Diluted	48,236	48,725	48,623	50,547	51,001	51,685	52,877	50,005

The following table presents our historical results for the periods indicated as a percentage of total revenue:

	Three Months Ended
	Dec. 31, 2005	Sep 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Revenue:
Services	70.0%	68.8%	68.3%	52.0%	55.2%	51.3%	57.6%	57.9%
License	30.0%	31.2%	31.7%	48.0%	44.8%	48.7%	42.4%	42.1%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	30.6%	19.7%	2.3%	32.4%	40.1%	38.4%	41.4%	47.7%
Net income (loss)	(3.7%)	(20.4%)	(45.0%)	4.4%	9.5%	7.6%	11.3%	13.1%
Income (loss) available to common stockholders	(3.7%)	(20.4%)	(45.0%)	4.4%	9.5%	7.6%	11.3%	11.9%

Liquidity and Capital Resources

Our contractual future obligations at December 31, 2005 for the next five years are summarized as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$1,738	$321	$724	$693	$—
Purchase obligations	147	147	—	—	—

Total	$1,885	$468	$724	$693	$—

Operating lease obligations above included rent commitments at December 31, 2005 for our corporate office and production facility located in Austin, Texas, and leases for two machines.

Purchase obligations included a purchase commitment at December 31, 2005 for the expected future costs to be incurred in the fulfillment of a minimum purchases contract with one of our vendors. As of December 31, 2005, our estimated future purchases under this contract were 675,000 units totaling $121,500. We evaluated our potential exposure for the anticipated shortfall in units purchased under this minimum purchase contract and recorded an accrual of $25,000.

We believe that our cash and cash equivalents and future cash flows from operations will be sufficient to fund these obligations.

As of December 31, 2005, we had no material future sales commitments to any of our customers.

As of December 31, 2005, we had working capital of $79.5 million, including $73.7 million of cash, cash equivalents and investments, compared to working capital of $82.0 million, including $77.4 million of cash, cash equivalents and investments as of December 31, 2004. The $2.5 million decrease in working capital during 2005 was primarily due to a $3.7 million reduction in cash, cash equivalents and investments, which was primarily driven by purchases of $10.7 million under our stock repurchase plan.

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

Net cash provided by operating activities was $12.0 million for the year ended December 31, 2005, and resulted primarily from net income adjusted by non-cash expenses, partially offset by the change in deferred income taxes and income taxes receivable. Net cash provided by operating activities during 2004 was $31.1 million and resulted primarily from net income adjusted by non-cash expenses and a decrease in accounts receivable, partially offset by a decrease in deferred tax liabilities, a reduction in accrued liabilities due to payment of accrued interest on the debt from the Staktek acquisition and a decrease in trade accounts payable. Net cash provided by operating activities were $13.5 million in 2003 and resulted mainly from net income adjusted by non-cash expenses, partially offset by an increase in accounts receivable and prepaid expenses and other assets.

Net cash used in investing activities was $3.5 million for the year ended December 31, 2005, compared to $43.4 million for 2004. Investing activities during 2005 consisted primarily of the purchase of investment securities of $93.5 million and additions to property, plant and equipment of $4.4 million, partially offset by sales of investment securities of $95.1 million. Net cash used in investing activities was $43.4 million for the year ended December 31, 2004, compared to $92.5 million for 2003. Investing activities during 2004 consisted primarily of additions to property, plant and equipment of $4.8 million, purchases of investment securities of $45.6 million and the purchase of patents, patent applications and certain customer information of $0.7 million, partially offset by sales of investment securities of $8.1 million. Investing activities during 2003 consisted primarily of the $85.8 million paid for the acquisition of Staktek, net of the cash acquired, and additions to property, plant and equipment of $1.3 million.

Net cash used in financing activities during the year ended December 31, 2005 was $10.4 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $10.7 million. Net cash provided by financing activities during the year ended December 31, 2004 was $21.1 million, primarily due to the $145.5 million in gross proceeds received from our initial public offering, including the underwriters’

exercise of their over-allotment option, net of underwriter fees of $10.2 million and associated expenses of $1.5 million paid during the year, debt payments totaling $77.6 million and the $30.6 million redemption of the redeemable preferred stock. In the first quarter of 2004, we repaid all debt issued in connection with the Staktek acquisition, we redeemed all redeemable preferred stock previously issued, and we terminated the senior revolving credit notes. Additionally, we paid $4.3 million during 2004 to purchase our stock as part of our stock repurchase program. Net cash provided by financing activities for 2003 was $107.9 million, primarily due to the $79.5 million and the $29.5 million in proceeds received from the issuance of debt and preferred stock, respectively, in connection with the Staktek acquisition.

On March 10, 2005, we entered into an unsecured revolving credit agreement with Guaranty Bank under which we may borrow up to $20.0 million at any given time for a one-year term. This credit agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this credit agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”), plus between 1.25% and 1.60%, depending upon the amount of cash or liquid investments that we have on deposit with Guaranty Bank. We are required to maintain at least $5.0 million on deposit with Guaranty Bank during the term of this credit agreement.

The credit agreement contains customary covenants that preclude us from, among other things, making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, or incurring indebtedness in excess of $10.0 million with a third party outside the scope of this agreement.

The credit agreement contains financial covenants that must be met for periods in which we have outstanding borrowings. These financial covenants include minimum tangible net worth of at least $70.0 million at the end of each calendar month, earnings before interest, taxes, depreciation and amortization (EBITDA) of at least $3.0 million each quarter, and a ratio of senior debt to EBITDA of no more than 2.0 times. As of December 31, 2005, we were in compliance with these covenants. As of December 31, 2005, we had not borrowed under this credit agreement, nor do we expect we will need to make any substantial borrowings under this agreement prior to the termination of the agreement in March 2006.

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Initial license fees are recognized when: (1) we enter into a legally binding arrangement with a customer for the license; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until such services are provided. The associated revenue is included in services revenue.

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

Goodwill and our indefinite-lived intangibles are evaluated annually for impairment and are not amortized. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available. The trademark impairment test requires judgment regarding the timing and amount of future cash flows.

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

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)) in December 2004. Under this standard, all forms of share-based payments to employees, including stock options, will be treated as compensation and recognized in the income statement. Pro forma disclosure will no longer be acceptable. SFAS 123(R) became effective for us on January 1, 2006. We will continue to use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. We will utilize the modified prospective method, which requires compensation expense to be recorded upon adoption of SFAS 123(R) for new awards, modified awards and the unvested portion of previously issued awards for which the requisite vesting has not yet occurred. Prior period restatement and cumulative adjustments are not required.

We believe the adoption of SFAS 123(R) will have a significant negative impact on our results of operations, but will not significantly impact our financial position or cash flows. We estimate the pre-tax, stock-based compensation charge for the first quarter of 2006 related to the adoption of SFAS No. 123(R) will total approximately $1.5 million. Due to the volatility of the price of our common stock and the uncertainty of future option grants to employees, we are unable to estimate this expense for periods subsequent to the first quarter of 2006.

Subsequent Events

In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. The exact timing and amount of repurchases will depend on market conditions.

In addition, in February 2006, we announced the retirement of our Chief Technical Officer, James W. Cady, effective April 1, 2006. Mr. Cady will remain a director on our Board of Directors and will act as a consultant to us.

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

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of December 31, 2005, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At December 31, 2005 and 2004, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate would be dependent upon our outstanding borrowings. As of December 31, 2005, we had not borrowed under this credit agreement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are our audited consolidated financial statements for the year ended December 31, 2005, the year ended December 31, 2004, the period from inception to December 31, 2003, and the period from January 1, 2003 to August 20, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Staktek Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Staktek Holdings, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2005 and for the period from May 9, 2003 (inception) to December 31, 2003; and the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Staktek Corporation (Predecessor Company) for the period from January 1, 2003 to August 20, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staktek Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2005 and for the period from May 9, 2003 (inception) to December 31, 2003; and the consolidated statements of operations, stockholders’ equity, and cash flows of Staktek Corporation (Predecessor Company) for the period from January 1, 2003 to August 20, 2003, in conformity with U.S. generally accepted accounting principles.

Austin, Texas

February 15, 2006

STAKTEK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$38,011	$39,984
Investments	35,696	37,434
Accounts receivable	5,062	4,493
Inventories	706	833
Other current assets	4,008	3,231

Total current assets	83,483	85,975
Property, plant and equipment, net	9,443	10,162
Goodwill	28,081	28,466
Other intangibles, net	17,041	30,447
Other assets	301	421

Total assets	$138,349	$155,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$714
Accrued liabilities	3,282	2,568
Deferred revenue	283	629
Current maturities of capitalized lease obligations	—	53

Total current liabilities	3,968	3,964
Other accrued liabilities	246	190
Deferred tax liabilities	2,851	9,510

Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares and 200,000,000 shares authorized at December 31, 2005 and 2004, respectively; 51,809,007 shares and 51,102,215 shares issued at December 31, 2005 and December 31, 2004, respectively	51	49
Additional paid-in capital	156,252	155,810
Treasury stock, at cost; 3,413,020 shares and 473,000 shares at December 31, 2005 and 2004, respectively	(12,572)	(1,982)
Deferred stock-based compensation	(6,332)	(13,462)
Accumulated other comprehensive loss	(32)	(2)
Retained earnings (accumulated deficit)	(6,083)	1,394

Total stockholders’ equity	131,284	141,807

Total liabilities and stockholders’ equity	$138,349	$155,471

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Revenue:
Services	$33,641	$41,047	$21,020	$31,509
License	18,885	32,579	6,202	12,624

Total revenue	52,526	73,626	27,222	44,133
Cost of revenue:
Services	27,274	26,104	9,763	19,813
Amortization of acquisition intangibles	12,938	15,785	4,584	—
Amortization of deferred stock-based compensation and stock compensation expense	543	601	1,935	20

Total cost of revenue	40,755	42,490	16,282	19,833

Gross profit	11,771	31,136	10,940	24,300
Operating expenses:
Selling, general and administrative (1)	10,071	8,431	3,397	3,085
Research and development (1)	5,344	2,563	854	1,560
Business restructuring and acquisition	982	—	2,452	3,376
In-process research and development	—	—	700	—
Amortization of acquisition intangibles	1,013	1,855	1,058	—
Amortization of deferred stock-based compensation and stock compensation expense	6,638	4,376	3,734	22

Total operating expenses	24,048	17,225	12,195	8,043

Income (loss) from operations	(12,277)	13,911	(1,255)	16,257
Other income (expense):
Interest income	1,816	401	29	102
Interest expense	(7)	(1,210)	(3,107)	(12)
Other, net	(83)	(28)	(285)	(10)

Total other income (expense), net	1,726	(837)	(3,363)	80

Income (loss) before income taxes	(10,551)	13,074	(4,618)	16,337
Provision (benefit) for income taxes	(3,074)	5,268	656	6,861

Net income (loss)	(7,477)	7,806	(5,274)	9,476
Preferred stock dividends	—	(266)	(872)	—

Income (loss) available to common stockholders	$(7,477)	$7,540	$(6,146)	$9,476

Earnings (loss) per share:
Basic	$(0.15)	$0.16	$(0.17)	$5.16

Diluted	$(0.15)	$0.15	$(0.17)	$4.86

Shares used in computing earnings (loss) per share:
Basic	48,579	47,234	36,647	1,836
Diluted	48,579	50,996	36,647	1,949
__________

(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:
Selling, general and administrative	$6,231	$4,313	$3,718	$22
Research and development	407	63	16	—

	$6,638	$4,376	$3,734	$22

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Predecessor Company
	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2002	1,824,776	$18	$4,374	$—	$(2)	$—	$40,029	$44,419
Exercise of stock options	12,645	—	128	—	—	—	—	128
Effect of variable stock option grants	—	—	41	—	1	—	—	42
Tax benefit from disqualifying disposition of incentive stock option shares	—	—	2,078	—	—	—	—	2,078
Net income	—	—	—	—	—	—	9,476	9,476

Balances at August 20, 2003	1,837,421	$18	$6,621	$—	$(1)	$—	$49,505	$56,143

	Staktek Holdings, Inc.
	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock at May 9, 2003 (inception)	36,549,999	$37	$463	$—	$—	$—	$—	$500
Issuance of stock options	—	—	24,345	—	(24,345)	—	—	—
Exercise of stock options	435,880	—	292	—	—	—	—	292
Exercise of stock options (shares subject to repurchase)	3,391,517	—	—	—	—	—	—	—
Issuance of warrant to purchase common stock	—	—	225	—	—	—	—	225
Amortization of deferred stock-based compensation	—	—	—	—	5,444	—	—	5,444
Dividends on preferred stock	—	—	—	—	—	—	(872)	(872)
Net loss	—	—	—	—	—	—	(5,274)	(5,274)

Balances at December 31, 2003	40,377,396	$37	$25,325	$—	$(18,901)	$—	$(6,146)	$315

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share amounts)

	Staktek Holdings, Inc.
	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2003	40,377,396	$37	$25,325	$—	$(18,901)	$—	$(6,146)	$315
Issuance of common shares	11,190,000	11	135,276	—	—	—	—	135,287
Costs of initial public offering	—	—	(1,942)	—	—	—	—	(1,942)
Dividends on preferred stock	—	—	—	—	—	—	(266)	(266)
Write-off of deferred stock-based compensation due to the repurchase of unvested excercisable stock options	—	—	(463)	—	463	—	—	—
Share repurchases	—	—	—	(4,408)	—	—	—	(4,408)
Exercise of stock options	181,793	—	2	—	—	—	—	2
Vesting of previously exercised unvested stock options	—	1	38	—	—	—	—	39
Amortization of deferred stock- based compensation	—	—	—	—	4,976	—	—	4,976
Retirement of treasury stock	(646,974)	—	(2,426)	2,426	—	—	—	—
Net income	—	—	—	—	—	—	7,806	7,806
Unrealized loss on investment securities	—	—	—	—	—	(2)	—	(2)

Total comprehensive income	—	—	—	—	—	—	—	7,804

Balances at December 31, 2004	51,102,215	49	155,810	(1,982)	(13,462)	(2)	1,394	141,807
ESPP purchases	20,240	—	86	—	—	—	—	86
Share repurchases	—	—	—	(10,590)	—	—	—	(10,590)
Exercise of stock options	686,552	1	227	—	—	—	—	228
Vesting of previously exercised unvested stock options	—	1	78	—	—	—	—	79
Amortization of deferred stock- based compensation	—	—	—	—	7,181	—	—	7,181
Addition to deferred stock-based compensation, net	—	—	51	—	(51)	—	—	—
Net loss	—	—	—	—	—	—	(7,477)	(7,477)
Unrealized loss on investment securities, net of tax	—	—	—	—	—	(30)	—	(30)

Total comprehensive loss	—	—	—	—	—	—	—	(7,507)

Balances at December 31, 2005	51,809,007	$51	$156,252	$(12,572)	$(6,332)	$(32)	$(6,083)	$131,284

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

				Predecessor Company
	Staktek Holdings, Inc.
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(7,477)	$7,806	$(5,274)	$9,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,127	4,620	1,439	2,287
Amortization of intangibles and write-off of purchased in-process research and development	14,099	17,713	6,342	53
Amortization of deferred stock-based compensation and stock compensation expense	7,181	4,977	5,669	42
Deferred income taxes	(6,651)	(6,779)	(1,196)	(583)
Other	111	18	234	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(569)	9,508	1,218	(3,842)
Inventories	127	(338)	29	639
Other current assets	(60)	1,156	338	(44)
Income tax receivable/payable	(221)	822	(181)	(884)
Accounts payable	(311)	(5,494)	2,222	(5,022)
Accrued liabilities	944	(3,528)	(437)	1,014
Deferred revenue	(346)	629	—	—

Net cash provided by operating activities	$11,954	$31,110	$10,403	$3,136

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003

	2005	2004
Cash flows from investing activities:
Purchases of investments	$(93,482)	$(45,564)	$—	$—
Sales of investments	95,062	8,125	—	—
Additions to property, plant and equipment	(4,446)	(4,802)	(1,302)	(5,269)
Proceeds from sale of equipment	55	—	—	—
Acquisition of Staktek Corporation, net of cash acquired	—	—	(85,788)	—
Purchase of assets from DPAC	—	(734)	—	—
Patent application costs	(693)	(437)	(30)	(113)

Net cash used in investing activities	(3,504)	(43,412)	(87,120)	(5,382)

Cash flows from financing activities:
Proceeds from senior term loans	—	—	30,000	—
Proceeds from senior revolving credit notes	—	—	10,000	—
Proceeds from short-term loan	—	—	5,000	—
Proceeds from subordinated loan from related party	—	—	34,500	—
Proceeds from issuance of redeemable preferred stock	—	—	29,500	—
Net proceeds from the issuance of common stock	345	133,781	792	128
Repayment of notes payable and long-term debt		(43,125)	(1,875)	—
Repayment of subordinated loan from related party		(34,500)	—	—
Redemption of redeemable preferred stock		(30,638)	—	—
Share repurchases	(10,668)	(4,284)	—	—
Repurchase of exercised unvested shares	(47)
Payments on capitalized lease obligations	(53)	(113)	(35)	(81)

Net cash provided by (used in) financing activities	(10,423)	21,121	107,882	47

Net increase (decrease) in cash and cash equivalents	(1,973)	8,819	31,165	(2,199)
Cash and cash equivalents at beginning of period	39,984	31,165	—	31,449

Cash and cash equivalents at end of period	$38,011	$39,984	$31,165	$29,250

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1	$3,739	$333	$11

Cash paid during the period for income taxes, net of refunds	$3,798	$11,226	$1,007	$6,243

Noncash operating and investing activities:
Changes in goodwill	$385	$1,260	$—	$—

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

We provide manufacturing services to deliver memory solutions and also offer licenses of our technologies to our customers to enable them to manufacture memory products. In addition, we offer a broad range of services to support our customers’ needs, including design of custom memory assemblies, electrical modeling assistance and component inventory management. We have production facilities in Austin, Texas and Reynosa, Mexico.

2. Basis of Presentation and Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2003 to August 20, 2003 represent the results of operations, changes in stockholders’ equity and cash flows of the Predecessor Company and its wholly owned subsidiaries. The accompanying consolidated balance sheets as of December 31, 2004 and December 31, 2005, and the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the period from inception to December 31, 2003, the year ended December 31, 2004, and the year ended December 31, 2005 represent the financial position, results of operations, changes in stockholders’ equity and cash flows of the Company and its wholly owned subsidiaries.

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

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2005 and 2004, our cash equivalents included funds in demand deposit accounts, money market accounts, municipal bonds and commercial paper.

Investments

Marketable short-term investments are classified as available-for-sale. Short-term investments consist primarily of U.S. government debt securities, municipal government securities and commercial paper instruments. We classify auction rate securities and securities with hard put features and maturities in excess of one year as short-term investments.

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

Inventory Held for Others

Inventory held for others consists of memory products purchased from a customer or a vendor specified by the customer that will be stacked by us and sold to the customer at a price equal to the price paid by us plus a fee for the stacking process. We record revenue related to the sale of memory packages net of the price paid by us for the purchased memory (“net basis”). We record memory packages purchased as Inventory Held for Others rather than Inventory because the costs of these packages are not recorded to Cost of Services Revenue. Inventory Held for Others increases when we purchase memory products to be stacked and decreases when these products have been stacked and shipped to our customers. We report Inventory Held for Others in “Other Current Assets” in the accompanying Consolidated Balance Sheets.

Inventories

Inventories consist of materials purchased and labor and overhead incurred for product that has not yet been shipped. Inventories are stated at the lower of cost or market (estimated realizable value) using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

We carry property, plant and equipment, including leasehold improvements, at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three to 20 years. We amortize leasehold improvements over the shorter of the related lease term or the estimated life of the improvements. We amortize equipment under capital leases over the lease term, and this amortization is included in the depreciation of property, plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in the acquisition of the Predecessor Company. We periodically assess our goodwill for indications of impairment. We have a single reporting unit at an enterprise level and allocate goodwill to this reporting unit for goodwill impairment testing.

We assess whether goodwill and indefinite-lived intangible assets (trademarks) are impaired on an annual basis. Upon determining the existence of goodwill and/or trademarks impairment, we measure that impairment based on the amount by which the book value of goodwill and/or trademarks exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired. In connection with our annual assessment on October 1, 2005, we determined that no impairment of goodwill and/or trademarks existed.

Intangible Assets

Amounts allocated to acquired technology, a customer contract and customer relationships are being amortized over the respective assets’ estimated useful lives of five to six years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon the initial estimated contribution to discounted cash flows during the period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of four years using the straight-line method. Amortization of acquired technology and a customer contract is included in “Amortization of acquisition intangibles” in cost of revenue in the accompanying Consolidated Statements of Operations. Amortization of customer relationships and non-compete agreements is included in “Amortization of acquisition intangibles” in operating expenses in the accompanying Consolidated Statements of Operations. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

We capitalize third-party costs associated with patent registration. Capitalized patent costs are amortized over the estimated useful life of 12 years. At the time patent registration is deemed unsuccessful, the related costs are written off.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property, plant and equipment and intangible assets. We evaluate property, plant and equipment and other intangible assets held and used by us for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

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

We maintain our cash and cash equivalents in accounts with six major financial institutions in the United States or in countries where our subsidiaries operate, in the form of demand deposits and money market accounts. At December 31, 2005 and 2004, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by the relatively short collection terms and the high level of credit worthiness of our customers. We record an allowance for doubtful accounts specific to the accounts receivable balances outstanding based upon the results of our evaluation of our customers’ financial condition. We have not recorded an allowance for doubtful accounts for any period presented in the accompanying financial statements, since we have not realized any significant credit losses, nor do we expect any significant credit losses relating to our customers.

The following tables summarize sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Samsung	32%	43%	23%	29%
Micron	21%	17%	24%	29%
Hewlett-Packard	17%	*	*	*
Celestica	*	*	17%	17%
SMART Modular	11%	12%	11%	10%

*	Amount does not exceed 10% for the indicated period.

The following table sets forth customers which receivable balances represented more than 10% of our total accounts receivable at the dates indicated:

	December 31,
	2005	2004
Hewlett-Packard	29%	18%
Netlist	22%	*
Micron	22%	45%
SMART Modular	15%	23%

*	Amount does not exceed 10% for the indicated period.

Foreign Currency

Our foreign subsidiaries use the U.S. dollar as their functional currency. Gains or losses from foreign currency transactions are included in our results of operations. For all periods presented, these foreign currency gains or losses were not material.

Revenue Recognition

We account for our revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Under the provisions of SAB 104, we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Our revenue is generated primarily from manufacturing services performed for customers using our packaged memory solutions and from license fees or royalties earned pursuant to license agreements with customers.

Services Revenue

Our manufacturing services consist of customer arrangements whereby the manufacture of our customers’ stacked memory units is outsourced to us. These customer arrangements can be categorized into two basic types. In the first arrangement, our customer consigns its memory packages to us and we stack them using our proprietary solutions. In the second arrangement, our customer prequalifies vendors for memory packages and the vendor remains the primary obligor for the functionality of the memory packages. Our customer places a purchase order with us for stacking memory packages. After we receive the purchase order from our customer, we purchase the specified memory packages and stack them using our proprietary solutions. We report revenue for memory packages purchased and sold on a net basis in accordance with Emerging Issues Task Force Issue No. 99-19. In customer arrangements for manufacturing services (i) we are responsible for the stacking process but are not the primary obligor for the memory packages that comprise substantially all of the functionality of the stacked unit, (ii) we do not earn profit on memory packages sold, since our customer arrangement specifies that these packages are to be sold at the same price paid by us, (iii) we do not bear credit risk related to the memory packages, since our customer must purchase the packages at the price paid by us or the packages can be returned to their source, (iv) we do not have latitude in establishing the price for the memory packages, and (v) we do not have discretion in the selection of the supplier of the memory packages, since the supplier is selected or specified by our customer. We have determined that a net basis of revenue recognition is appropriate for our customer arrangements for manufacturing services where the customer has instructed us to purchase specified memory packages from a specified vendor for purposes of stacking and shipping to the customer.

License Revenue

In addition to our services revenue, we also earn revenue from licensing our technology. Initial license fees are recognized when: (1) we enter into a legally binding arrangement with a customer for the license; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until such services are provided. The associated revenue is included in services revenue.

Currently we have license agreements with three customers that specify that certain royalties are earned by us upon each customer’s shipment of products utilizing our proprietary technologies. Our customers generally report shipment information 30 days after the end of the quarter in which the activity takes place and typically do not provide us with forward estimates or current-quarter information concerning their shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which the licensee actually ship products using our technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is considered probable.

Cost of Revenue

Cost of revenue includes the cost of labor, materials and overhead required to perform the manufacturing process. These costs are included in inventories until the product is shipped and revenue is recognized. Cost of revenue also includes the amortization of acquired technology, a customer contract and certain patents and the amortization of deferred stock-based compensation and stock compensation expense.

Shipping and Handling Cost

We include shipping and handling costs as part of cost of revenue as incurred.

Research and Development

We expense costs for research and development of our technologies as incurred.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were not material for any periods presented.

Stock-Based Compensation

We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” We make disclosures regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” We have calculated the fair value of options granted in these periods using the Black-Scholes option-pricing model and have determined the pro forma impact on net income (loss).

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

The following table illustrates the pro forma effect on income (loss) available to common stockholders and earnings (loss) per share if we and the Predecessor Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Income (loss) available to common stockholders, as reported	$(7,477)	$7,540	$(6,146)	$9,476
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	6,180	3,947	5,311	42
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(7,112)	(4,314)	(5,349)	(683)

Pro forma income (loss) available to common stockholders	$(8,409)	$7,173	$(6,184)	$8,835

Earnings (loss) per share:
Basic—as reported	($0.15)	$0.16	($0.17)	$5.16
Basic—pro forma	($0.17)	$0.15	($0.17)	$4.81

Diluted—as reported	($0.15)	$0.15	($0.17)	$4.86
Diluted—pro forma	($0.17)	$0.14	($0.17)	$4.53

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Expected life (years)	4	4	0.5-4	5
Risk-free interest rate	3.0%	3.0%	3.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63.6%	66.2%	98.0%	98.0%

The estimated weighted average fair value of options granted during the years ended December 31, 2005 and 2004, for the period from inception to December 31, 2003, and for the period from January 1, 2003 to August 20, 2003, was $1.72, $5.73, $3.57, and $15.30, respectively.

Equity instruments issued to non-employees are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Income Taxes

We account for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts we expect to realize.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. For the year ended December 31, 2005 and the period from inception to December 31, 2003, options and common stock subject to repurchase were not included in the computation of diluted loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)) in December 2004. Under this standard, all forms of share-based payments to employees, including stock options, will be treated as compensation and recognized in the income statement. Pro forma disclosure will no longer be acceptable. SFAS 123(R) became effective for us on January 1, 2006. We will continue to use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. We will utilize the modified prospective method, which requires compensation expense to be recorded upon adoption of SFAS 123(R) for new awards, modified awards and the unvested portion of previously issued awards for which the requisite vesting has not yet occurred. Prior period restatement and cumulative adjustments are not required.

We believe the adoption of SFAS 123(R) will have a significant negative impact on our results of operations, but will not significantly impact our financial position or cash flows. We estimate the pre-tax, stock-based compensation charge for the first quarter of 2006 related to the adoption of SFAS No. 123(R) will total approximately $1.5 million. Due to the volatility of the price of our common stock and the uncertainty of future option grants to employees, we are unable to estimate this expense for periods subsequent to the first quarter of 2006.

3. Initial Public Offering

On February 11, 2004, we completed our initial public offering in which we sold 10 million shares of our common stock at $13.00 per share, for an aggregate public offering price of $130.0 million. On March 5, 2004, we sold an additional 1.19 million shares in connection with the underwriters’ over-allotment option, for an aggregate public offering price of approximately $15.5 million. Of the total proceeds, we applied approximately $10.2 million to underwriting discounts and commissions; $1.9 million to related costs; $78.8 million to pay in full our senior, short-term and subordinated debt (including accrued interest and fees); and $30.6 million to redeem our outstanding preferred stock. We retained approximately $24.0 million.

4. Investments

During 2005 and 2004, we invested in securities with original maturities greater than three months. These securities are classified as “available-for-sale.” The amortized cost, gross unrealized gains and losses and fair value of these securities as of December 31, 2005 and 2004 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005
Auction rate securities	$20,045	$5	$—	$20,050
Municipal bonds	8,791	—	(30)	8,761
Other available for sale securities	6,910	—	(25)	6,885

	$35,746	$5	$(55)	$35,696

2004
Auction rate securities	$24,050	$—	$—	$24,050
Municipal bonds	4,016		(2)	4,014
Other available for sale securities	9,370		—	9,370

	$37,436	$—	$(2)	$37,434

Gross unrealized losses at December 31, 2005 and 2004 were the result of fluctuations in the current market value of these securities in the marketplace.

Maturities of investment securities classified as available-for-sale at December 31, 2005 and 2004 by contractual maturity are shown below (in thousands). Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$14,212	$14,176	$4,016	$4,014
Between 1 and 5 years	2,224	2,211	4,000	4,000
Between 5 and 10 years	2,100	2,100	1,250	1,250
After 10 years	17,210	17,209	28,170	28,170

	$35,746	$35,696	$37,436	$37,434

We sold approximately $95.1 million and $8.1 million in investment securities held as available-for-sale in the years ended December 31, 2005 and 2004, respectively.

5. Inventories

Inventories at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Raw Materials	$629	$712
Work in process	20	12
Finished goods	57	109

	$706	$833

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004 consisted of the following (in thousands):

Asset Class	Estimated Life (in years)	2005	2004
Land		$371	$371
Buildings	20	2,232	1,967
Software	3	933	777
Vehicles	5	76	74
Office furniture and equipment	5	1,999	1,829
Lab equipment	3	12,544	9,104
Tooling and fixtures	3	1,677	918
Leasehold improvements and clean room	3	476	289
Assets under development		9	808

		20,317	16,137
Accumulated depreciation		(10,874)	(5,975)

Property, plant and equipment, net		$9,443	$10,162

Amortization of the assets under capital lease was included in depreciation and was approximately $53,000, $113,000, $42,000 and $75,000 for the year ended December 31, 2005, the year ended December 31, 2004, the period from inception to December 31, 2003, and the period from January 1, 2003 to August 20, 2003, respectively. Interest expense related to assets under capital lease was included in interest expense and was approximately $1,000, $9,000, $6,000, and $11,000 for the year ended December 31, 2005, the year ended December 31, 2004, the period from inception to December 31, 2003 and the period from January 1, 2003 to August 20, 2003, respectively. As of December 31, 2005, we did not hold any assets under capital lease.

In October 2004, we moved several manufacturing assets to our facility in Reynosa, Mexico. Additionally, we decided to sell certain assets, which were recorded as assets held for sale. The market value of these assets at the time we decided to sell them was approximately $59,000, which was equal to the net book value and therefore no impairment was recorded. During 2005 we sold the largest piece of this equipment with a net book value of $56,000.

7. Other Intangible Assets

In June 2004, we acquired from DPAC Technologies Corp. (“DPAC”) its stacking patents and patent applications as well as certain customer information for $0.5 million and $0.2 million, respectively, which are being amortized over 12 and 2 years, respectively.

The gross carrying amounts and accumulated amortization of our other intangibles assets and patents at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$20,797	$(13,927)	$20,104	$(9,092)
Customer contract	26,100	(19,452)	26,100	(11,300)
Other intangible assets	7,598	(4,075)	7,598	(2,963)

	$54,495	$(37,454)	$53,802	$(23,355)

Amortization expense for all intangibles in the year ended December 31, 2005, the year ended December 31, 2004 and the period from inception to December 31, 2003 was $14.1 million, $17.7 million and $5.6 million, respectively. Amortization expense for all intangibles of the Predecessor Company for January 1, 2003 to August 20, 2003 was $0.1 million.

The following table details the estimated aggregate annual amortization expense (in thousands) for each of the five succeeding years for all of the intangibles we own that are subject to amortization:

2006	$7,543
2007	4,675
2008	1,466
2009	148
2010	54

In addition, we have indefinite-lived intangible assets that have a net carrying value of $1.8 million.

8. Accrued Liabilities

Accrued liabilities at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Accrued salaries and wages	$454	$669
Accrued restructuring costs	398	—
Accrued vacation	526	404
Accrued bonuses	798	526
Accrued property tax	332	464
Other accrued liabilities	774	505

	$3,282	$2,568

9. Debt

On March 10, 2005, we entered into an unsecured revolving credit agreement with Guaranty Bank under which we may borrow up to $20.0 million at any given time for a one-year term. This credit agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this credit agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”), plus between 1.25% and 1.60%, depending upon the amount of cash or liquid investments that we have on deposit with Guaranty Bank. We are required to maintain at least $5.0 million on deposit with Guaranty Bank during the term of this credit agreement.

The credit agreement contains customary covenants that preclude us from, among other things, making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, or incurring indebtedness in excess of $10.0 million with a third party outside the scope of this agreement.

The credit agreement contains financial covenants that must be met for periods in which we have outstanding borrowings. These financial covenants include minimum tangible net worth of at least $70.0 million at the end of each calendar month, earnings before interest, taxes, depreciation and amortization (EBITDA) of at least $3.0 million each quarter, and a ratio of senior debt to EBITDA of no more than 2.0 times. As of December 31, 2005, we were in compliance with these covenants. As of December 31, 2005, we had not borrowed under this credit agreement, nor do we expect we will need to make any substantial borrowings under this agreement prior to the termination of the agreement in March 2006.

10. Redeemable Preferred Stock

At December 31, 2005 and 2004 we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

11. Commitments and Contingencies

At December 31, 2004, we had advance payments on assets under development of approximately $0.8 million related to the purchase of certain capital equipment and services. At December 31, 2005 advanced payments on assets under development were immaterial.

At December 31, 2005, approximately 76% of our employees in Mexico, or approximately 56% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

At December 31, 2005 we had a minimum purchases contract with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. As of December 31, 2005, our estimated future purchases under this contract were 675,000 units totaling $121,500. We evaluated our potential exposure for the anticipated shortfall of units purchased under this minimum purchase contract and recorded an accrual of $25,000.

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

In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. In July 2005, we filed a motion to dismiss the amended complaint, which motion is pending.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2005, we were not involved in any other material legal proceedings.

12. Leases

We lease our Austin facility and certain production equipment under non-cancelable operating lease agreements. Total rent expense for the year ended December 31, 2005, the year ended December 31, 2004, the period from inception to December 31, 2003 and the period from January 1, 2003 to August 20, 2003 was approximately $0.6 million, $1.1 million, $0.2 million and $1.2 million, respectively.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2005 (in thousands):

Operating Leases
2006	$321
2007	366
2008	358
2009	362
2010	331

Total minimum lease payments	$1,738

13. Related-Party Transactions

Relationship with Austin Ventures

At December 31, 2005, Austin Ventures and its affiliates beneficially owned approximately 75% of our outstanding common stock. Set forth below is a brief description of the existing relationships and agreements between Austin Ventures and us.

Board of Directors

Joseph C. Aragona, a general partner of Austin Ventures, is chairman of our board of directors and serves as chairperson of our nominating and governance committee. Clark W. Jernigan, a principal of Austin Ventures, is one of our directors and serves as chairperson of our compensation committee. Edward E. Olkkola, an operating partner of Austin Ventures, is one of our directors.

Registration Rights

Austin Ventures has registration rights with respect to the shares of our common stock that it holds.

Repayment of Indebtedness

In February 2004, we used approximately $37.4 million of the proceeds of our initial public offering to repay all outstanding principal and accrued interest on subordinated indebtedness owed to Austin Ventures, J. Ross Cockrell (a former director) and Mr. Jernigan, as follows (in thousands):

Austin Ventures VII, L.P.	$18,631
Austin Ventures VIII, L.P.	$18,743
J. Ross Cockrell	$33
Clark W. Jernigan	$33

We incurred the subordinated indebtedness in connection with the Staktek acquisition in 2003.

Redemption of Preferred Stock

In February 2004, we used approximately $30.6 million of the proceeds of our initial public offering to redeem, in accordance with its terms, an aggregate of 171.01449 shares of redeemable preferred stock held by Austin Ventures, Ross Cockrell and Clark Jernigan, as follows (in thousands):

Austin Ventures VII, L.P.	$15,244
Austin Ventures VIII, L.P.	$15,336
J. Ross Cockrell	$29
Clark W. Jernigan	$29

We originally issued these shares of redeemable preferred stock in connection with the Staktek acquisition in 2003.

Loan Guarantee

In February 2004, we used approximately $5.0 million of the proceeds of our initial public offering to repay all outstanding principal and accrued interest on short-term indebtedness owed to Comerica Bank, which was guaranteed by Austin Ventures. We incurred the short-term indebtedness in connection with the Staktek acquisition in 2003. Austin Ventures’ guarantee terminated upon repayment in full of the loan.

14. Earnings Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

				Predecessor Company
	Staktek Holdings, Inc.
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Numerator:
Income (loss) available to common shareholders	$(7,477)	$7,540	$(6,146)	$9,476
Denominator:
Weighted average common shares outstanding	49,674	50,035	37,511	1,836
Less: Common shares subject to repurchase	1,095	2,801	864	—

Total weighted average common shares used in computing basic earnings (loss) per share	48,579	47,234	36,647	1,836

Effect of dilutive securities:
Common shares subject to repurchase	—	2,801	—	—
Stock options	—	955	—	113
Stock warrants	—	6	—	—

Dilutive potential common shares	—	3,762	—	113

Total weighted average common shares used in computing diluted earnings (loss) per share	48,579	50,996	36,647	1,949

Earnings (loss) per share:
Basic	$(0.15)	$0.16	$(0.17)	$5.16

Diluted	$(0.15)	$0.15	$(0.17)	$4.86

For the year ended December 31, 2005, the year ended December 31, 2004, the period from inception to December 31, 2003, and the period from January 1, 2003 to August 20, 2003, we did not include approximately 6,168,000, 532,000, 0 and 7,000 weighted average common stock equivalents, respectively, in the diluted earnings per share calculation because their impact would have been antidilutive.

15. Stockholders’ Equity

Common Stock

In August 2005, we reduced authorized shares from 200,000,000 to 100,000,000. Of these authorized shares, 11,030,000 shares have been reserved for the issuance of stock options. Of these options 10,405,698 had been granted, of which 504,301 were forfeited during the year, leaving 1,166,119 available for issuance. At December 31, 2004, 7,737,491 had been granted and 1,330,026 were available for issuance.

Of the 51,809,007 shares and 51,102,215 shares of common stock issued and outstanding as of December 31, 2005 and 2004, respectively, 436,786 shares and 1,854,481 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

During 2004, our Board of Directors approved a stock repurchase program. Under this program, we could spend up to $15.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During 2005 and 2004, we purchased 2,775,819 and 920,900 shares, respectively, of our stock under this program at a total cost of $10.7 million and $4.4 million, respectively. During November 2005, we completed this stock repurchase program. In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions.

In January 2004, our Board of Directors authorized a 2.15-for-1 forward stock split of our common stock. All common stock and per share information has been adjusted to reflect the stock split as if this stock split had taken place at the inception of the Company.

Employee Stock Purchase Plan

During the third quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), which resulted in employees purchasing 20,241 shares during the year ended December 31, 2005. As of December 31, 2005, 1.0 million shares of common stock were reserved for future issuance under this plan.

Common Stock Options

In July 2003, we adopted the 2003 Stock Option Plan (the “2003 Plan”). Any incentive stock options granted to a 10% owner optionee (optionee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power) must be granted at an exercise price of no less than 110% of the fair value on the date of grant as determined by the Board of Directors. Options generally vest over a four-year period (25% at the end of the first year from date of grant and  1/36 of the remaining shares per month over the next 36 months) and are exercisable for a period of ten years from the date of grant.

Certain grants are immediately exercisable and are subject to repurchase by us upon the termination of the optionee’s employment at the original exercise price until the shares have vested. At December 31, 2005 and 2004, 436,786 and 1,854,481 shares, respectively, issued and outstanding under the 2003 Plan were subject to repurchase by us.

We recorded $24.3 million of deferred stock-based compensation during the period from inception through December 31, 2003 related to the issuance of stock options to purchase 7,363,741 shares of our common stock at a weighted average exercise price of $0.56 per share. Prior to our initial public offering, our Board of Directors determined the fair value of options granted since there was no public market that could be used to establish a current value. During the registration process of our initial public offering, the fair value of certain options was calculated using the midpoint of an anticipated price range of our stock in connection with the offering. This valuation methodology resulted in a deferred stock-based compensation charge, which is included in the financial statements as a reduction of stockholders’ equity and is being amortized on a straight-line basis over the relevant vesting period of each award. We recorded amortization of deferred stock-based compensation of $7.2 million, $5.0 million and $5.4 million for the year ended December 31, 2005, the year ended December 31, 2004 and the period from inception through December 31, 2003, respectively.

On May 9, 2005, our former chief executive officer’s employment agreement was amended to address a change in roles and responsibilities. The terms of the amended employment agreement provided for the immediate vesting and acceleration of his exercised, unvested shares of common stock acquired through stock options and his unexercised stock options, by 18 months, which resulted in additional stock compensation expense of approximately $2.5 million in 2005. Effective January 1, 2006, we adopted SFAS 123(R) and his unvested stock options at that date, totaling approximately 83,000, were fair valued in accordance with the provisions of that pronouncement.

During 2005, as a result of our restructuring, we cancelled approximately 316,000 stock options held by 16 terminated employees. Additionally, in connection with our restructuring, we repurchased approximately 164,000 shares of unvested stock from certain terminated employees at a cost of approximately $47,000 and, in accordance with their respective employee agreements, we accelerated the vesting of approximately 283,000 stock options. Deferred stock compensation of approximately $0.8 million associated with these cancelled options and repurchased unvested stock was reversed in 2005.

A summary of changes in our options to purchase common stock for the period from inception to December 31, 2005 is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Granted	7,363,741	$0.01 – $8.37	$0.56
Exercised	(3,827,397)	$0.01 – $1.97	$0.11

Options outstanding at December 31, 2003	3,536,344	$0.01 – $8.37	$1.05

Granted	373,750	$3.81 – $13.06	$10.97
Exercised	(181,793)	$0.01	$0.01
Forfeited or expired	(37,517)	$1.97	$1.97

Options outstanding at December 31, 2004	3,690,784	$0.01 – $13.06	$2.10

Granted	2,668,208	$2.72 – $5.85	$3.34
Exercised	(686,552)	$0.01 – $5.01	$0.33
Forfeited or expired	(504,301)	$0.01 – $13.06	$1.72

Options outstanding at December 31, 2005	5,168,139	$0.01 – $13.06	$3.01

Options exercisable at December 31, 2005	2,011,882		$2.88

Options available for grant at December 31, 2005	1,166,119

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		(in years)
$0.01 – $2.79	3,090,581	8.38	$1.29	1,390,582	$0.72
$3.14 – $5.85	1,525,058	9.43	$3.79	220,713	$4.06
$8.37 – $13.06	552,500	8.05	$10.51	400,587	$9.74

$0.01 – $13.06	5,168,139	8.65	$3.01	2,011,882	$2.88

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

16. Income Taxes

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Current:
Federal	$781	$6,274	$1,486	$4,466
Foreign	2,958	5,302	1,064	2,146
State	(162)	231	31	102

Total current	3,577	11,807	2,581	6,714

Deferred:
Federal	(6,632)	(6,411)	(1,887)	159
Foreign	—	—	—	—
State	(19)	(128)	(38)	(12)

Total deferred	(6,651)	(6,539)	(1,925)	147

Provision (benefit) for income taxes	$(3,074)	$5,268	$656	$6,861

Foreign taxes include withholdings on royalties from customers located in foreign countries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Current deferred tax assets
Accrued liabilities	$254	$227

Net current deferred tax assets	254	227

Noncurrent deferred tax assets
Unrealized loss on securities	$17	$—
Accrued liabilities	136	80
Depreciation and amortization	974	74
Deferred compensation	1,823	967

Net noncurrent deferred tax assets	2,950	1,121

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	$(96)	$(78)

Total current deferred tax liabilities	(96)	(78)

Noncurrent deferred tax liabilities
Deductible patent expense	$(407)	$(165)
Acquired intangibles	(5,394)	(10,466)

Total noncurrent deferred tax liabilities	(5,801)	(10,631)

Net current deferred tax asset	$158	$149

Net noncurrent deferred tax liability	$(2,851)	$(9,510)

The deferred tax assets and liabilities, acquired and assumed, at the acquisition date of the Predecessor Company reflected management’s best estimate of the tax basis of acquired assets and assumed liabilities that would ultimately be accepted by the tax authority. During 2004, we decreased goodwill by approximately $1.3 million, primarily related to a revision of the estimate of tax benefits associated with costs incurred in the acquisition that were deductible for tax purposes and treated as part of the purchase price allocation for financial reporting purposes. During 2005, we decreased goodwill by approximately $385,000, primarily due to the tax benefits associated with tax deductible stock compensation costs associated with the Predecessor Company.

Undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided.

The exercise of certain of our stock options results in compensation, which is includable in the taxable income of the exercising option holder and deductible by us for federal and state income tax purposes. This compensation results from increases in the fair market value of the our common stock subsequent to the date of grant of the exercised stock options and, in accordance with APB No. 25, this compensation is not recognized as an expense for financial accounting purposes; however, the related tax benefits are recorded as an increase to additional paid-in capital. During the year ended December 31, 2005, our option-related tax deductions were less than our book stock compensation, and therefore no increase to additional paid-in capital was recorded and the excess tax asset was written off as tax expense.

Our provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes primarily as a result of the following (in thousands):

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Computed at federal statutory rate	$(3,693)	$4,576	$(1,616)	$5,718
State taxes, net of federal benefit	(8)	100	12	133
Amortization of deferred stock-based compensation and stock compensation expense	1,399	542	1,983	—
Non-deductible and non-taxable items	(327)	6	258	992
Other	(445)	44	19	18

Provision (benefit) for income taxes	$(3,074)	$5,268	$656	$6,861

17. Employee Benefits

Full-time employees become eligible for health care benefits effective the second day of service. We offer all full-time employees partially subsidized health, dental and vision coverage. In addition, on the second day of service all full-time employees receive at our expense life insurance, accidental death coverage, worker’s compensation coverage and short- and long-term disability coverage.

401(k) Plan

We have, and the Predecessor Company had, a voluntary defined contribution retirement plan (“401(k) Plan”) qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) Plan, eligible employees may defer up to 75% of their annual compensation, subject to maximum IRS limitations. Under the provisions of the 401(k) Plan, we make, and the Predecessor Company made, contributions in amounts as determined by the Board of Directors, subject to certain limitations. Our contributions related to the 401(k) Plan were approximately $0.5 million, $0.5 million, $0.1 million, and $0.3 million for the years ended December 31, 005 and 2004, for the period from inception to December 31, 2003, and for the period from January 1, 2003 to August 20, 2003, respectively.

Bonus Plan

We have, and the Predecessor Company had, a quarterly bonus plan under which eligible employees may receive a percentage of their base pay in additional compensation. Typically, we make these payments within 40 days after the end of the quarter in which the compensation is earned. Total expense was approximately $1.9 million, $2.1 million, $1.0 million and $1.5 million for the years ended December 31, 2005 and 2004, for the period from inception to December 31, 2003, and for the period from January 1, 2003 to August 20, 2003, respectively.

18. Restructuring

During 2005, we recorded a restructuring charge of $1.0 million resulting from a workforce reduction of 76 employees. This restructuring was the result of the transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy. The restructuring charge was composed of costs associated with employee separations as follows (in thousands):

Restructuring accrual at December 31, 2004	$—
Restructuring expenses accrued	1,048
Payments of restructuring expenses	(554)
Reversal of excess accrual	(66)

Restructuring accrual at December 31, 2005	$428

As of December 31, 2005, approximately $30,000 of the liability was included in long-term liabilities.

19. Geographic Information

We consider our business activities to constitute a single segment. Following is a summary of our revenues by geographic region (in thousands):

	Staktek Holdings, Inc.			Predecessor Company
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
	2005	2004
Revenue:
North America:
United States	$33,307	$30,472	$14,232	$22,353
Canada	746	5,143	3,661	6,805
Europe:
Germany	1,396	4,838	2,172	1,500
Italy	—	1,320	953	850
Other	37	345	—	—
Asia:
Korea	16,965	31,508	6,204	12,625
Japan	75	—	—	—

Total	$52,526	$73,626	$27,222	$44,133

At December 31, 2005 and 2004, we had physical assets consisting of cash and net property, plant and equipment located at our manufacturing facility in Reynosa, Mexico as follows (in thousands):

	2005	2004
Cash	$69	$343
Property, plant and equipment, net	6,025	4,685

Total	$6,094	$5,028

Our manufacturing operations are concentrated in a facility located in Reynosa, Mexico. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on our business, financial condition or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on April 20, 2006 under the headings “Board Structure and Compensation,” “Proposal 1: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement under the headings “Board Structure and Compensation—Director Compensation Arrangements” and “Executive Compensation and Other Information” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement under the headings “Proposal 2: Approval of 2006 Staktek Equity-Based Compensation Plan” and “Stock Ownership” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the heading “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See Index to Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	10-Q	000-50553	3.2.1	11/7/05

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Staktek Holdings, Inc. 2003 Stock Option Plan, as amended to date	10-Q	000-50553	10.1	11/7/05

10.2*	Staktek Holdings 2005 Employee Stock Purchase Plan	S-8	333-125853	99	6/16/05

10.3*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.4	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.5**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.6	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03

10.7*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and James W. Cady	S-1	333-110806	10.8.1	11/26/03

10.8*	Amendment No. 1 to James W. Cady’s Executive Employment Agreement, dated May 9, 2005	8-K	000-50553	10.2	5/11/05

10.9*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and Albert V. Saucedo	S-1	333-110806	10.8.6	11/26/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.10*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Wayne R. Lieberman	8-K	000-50553	10.1	10/26/05

10.11*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and W. Kirk Patterson	8-K	000-50553	10.2	10/26/05

10.12*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Stephanie A. Lucie	8-K	000-50553	10.3	10/26/05

10.13*	Form of Indemnification Agreement for Staktek Holdings, Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.14*	Staktek Holdings, Inc. Medical Retiree Plan	10-K	000-50553	10.9	3/9/05

10.15*	Staktek Amended and Restated 2005 Bonus Incentive Plan					X

10.16	Loan Agreement, dated March 10, 2005, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	5/11/05

10.17	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005	10-Q	000-50553	10.2	5/11/05

10.18	Guaranty Agreement, dated March 10, 2005, between Staktek Group, L.P. and Guarantee Bank	10-Q	000-50553	10.3	5/11/05

14.1	Code of Ethics	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries	S-1	333-110806	21.1	11/26/03

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (See signature page of this Form 10-K)					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* -	Constitutes management contract or compensatory arrangement
** -	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKTEK HOLDINGS, INC.

By:	/s/ WAYNE R. LIEBERMAN
Wayne R. Lieberman President and Chief Executive Officer
Date: March 8, 2006

By:	/s/ W. KIRK PATTERSON
W. Kirk Patterson Senior Vice President and Chief Financial Officer
Date: March 8, 2006

KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Wayne R. Lieberman and W. Kirk Patterson, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ WAYNE R. LIEBERMAN Wayne R. Lieberman	President, Chief Executive Officer and Director (principal executive officer)	March 8, 2006

/s/ W. KIRK PATTERSON W. Kirk Patterson	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 8, 2006

/s/ JOSEPH C. ARAGONA Joseph C. Aragona	Chairman of the Board of Directors	March 8, 2006

/s/ JAMES W. CADY James W. Cady	Director	March 8, 2006

/s/ HARVEY B. CASH Harvey B. Cash	Director	March 8, 2006

/s/ KEVIN P. HEGARTY Kevin P. Hegarty	Director	March 8, 2006

/s/ CLARK W. JERNIGAN Clark W. Jernigan	Director	March 8, 2006

/s/ EDWARD E. OLKKOLA Edward E. Olkkola	Director	March 8, 2006

/s/ A. TRAVIS WHITE A. Travis White	Director	March 8, 2006