Form 10-Q
period 2006-03-31
STAKTEK HOLDINGS INC
filed 2006-05-10
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(512) 454-9531

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2006, was 48,496,616.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED MARCH 31, 2006

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF STAKTEK HOLDINGS, INC. AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS “WE EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT. STAKTEK HOLDINGS, INC. DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1. FINANCIAL STATEMENTS

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,722	$38,011
Investments	39,140	35,696
Accounts receivable	6,031	5,062
Inventories	1,347	706
Prepaid expense	1,596	598
Other current assets	3,285	3,410

Total current assets	86,121	83,483
Property, plant and equipment, net	8,527	9,443
Goodwill	28,081	28,081
Other intangibles, net	15,301	17,041
Other assets	309	301

Total assets	$138,339	$138,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$701	$403
Accrued liabilities	3,276	3,282
Deferred revenue	—	283

Total current liabilities	3,977	3,968
Other accrued liabilities	252	246
Deferred tax liabilities	2,099	2,851

Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,918,836 shares and 51,809,007 shares issued at March 31, 2006 and December 31, 2005, respectively	52	51
Additional paid-in capital	151,550	156,252
Treasury stock, at cost; 3,422,220 shares and 3,413,020 shares at March 31, 2006 and December 31, 2005, respectively	(12,622)	(12,572)
Deferred stock-based compensation	—	(6,332)
Accumulated other comprehensive loss	(36)	(32)
Accumulated deficit	(6,933)	(6,083)

Total stockholders’ equity	132,011	131,284

Total liabilities and stockholders’ equity	$138,339	$138,349

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Services	$9,632	$8,063
License	2,848	7,448

Total revenue	12,480	15,511

Cost of revenue:
Services (1)	6,504	7,246
Amortization of acquisition intangibles	1,656	3,234

Total cost of revenue	8,160	10,480

Gross profit	4,320	5,031

Operating expenses:
Selling, general and administrative (1)	3,540	3,421
Research and development (1)	2,335	932
Amortization of acquisition intangibles	204	253

Total operating expenses	6,079	4,606

Income (loss) from operations	(1,759)	425

Other income (expense):
Interest income	670	329
Interest expense	(5)	(1)
Other, net	(7)	(30)

Total other income, net	658	298

Income (loss) before income taxes	(1,101)	723
Provision (benefit) for income taxes	(251)	36

Net income (loss)	$(850)	$687

Earnings (loss) per share:
Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.01

Shares used in computing earnings (loss) per share:
Basic	48,053	48,737
Diluted	48,053	50,547

(1)	Includes stock-based compensation expense and the amortization of deferred stock-based compensation as follows:

Cost of revenue	$139	$139
Selling, general and administrative	1,021	1,022
Research and development	286	16

	$1,446	$1,177

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(850)	$687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,048	4,757
Stock compensation expense and amortization of deferred stock-based compensation	1,446	1,177
Excess tax benefit related to the exercise of employee stock options	(66)	—
Other non-cash charges	21	25
Deferred income taxes	(750)	(1,382)
Net change in operating assets and liabilities	(2,404)	(505)

Net cash provided by operating activities	445	4,759

Cash flows from investing activities:
Purchases of investments	(5,048)	(19,513)
Sales and maturities of investments	1,575	21,190
Additions to property, plant and equipment	(257)	(2,427)
Proceeds from sale of equipment	25	—
Patent application costs	(158)	(116)

Net cash used in investing activities	(3,863)	(866)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	113	2
Excess tax benefit related to the exercise of employee stock options	66	—
Share repurchases	(50)	(1,958)
Payments on capitalized lease obligations	—	(30)

Net cash provided by (used in) financing activities	129	(1,986)

Net increase (decrease) in cash and cash equivalents	(3,289)	1,907

Cash and cash equivalents at beginning of period	38,011	39,984

Cash and cash equivalents at end of period	$34,722	$41,891

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (we, us, our) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the current year presentation. The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, we have reclassified share-based payments previously recorded as “amortization of deferred stock-based compensation and stock compensation expense” to the appropriate functional categories. The reclassifications had no impact on our financial position or results of operations.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006.

2. Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	March 31, 2006	December 31, 2005
Raw materials	$616	$629
Work in process	50	20
Finished goods	681	57

	$1,347	$706

3. Credit Facility

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which extended the maturity date to March 8, 2007. We may borrow up to $20.0 million at any given time for a one-year term under this agreement. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement. These financial covenants include minimum tangible net worth of at least $70.0 million at the end of each month, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of at least $2.0 million each quarter, and a ratio of senior debt to EBITDA of no more than 2.0 times each quarter. As of March 31, 2006, we were in compliance with these covenants and had not borrowed under this agreement.

4. Commitments and Contingencies

At March 31, 2006, approximately 78% of our employees in Mexico, or approximately 60% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. These agreements are in effect as long as each director and executive officer serves in this position and thereafter so long as each person is subject to any possible proceeding, in no event less than six years after the termination of service. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

At March 31, 2006, we had a minimum purchases contract with one of our vendors. The minimum purchase terms stipulate the purchase of 2 million units within an 18-month period that began in October 2004. As of December 31, 2005, we evaluated our potential exposure for the anticipated shortfall of units purchased under this minimum purchase contract and recorded an accrual of $25,000. As of March 31, 2006, we believe there has been no change in our exposure under this contract.

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004.

In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. In July 2005, we filed a motion to dismiss the amended complaint, which the court denied on March 30, 2006.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 31, 2006, we were not involved in any other material legal proceedings.

5. Common Stock

Of the 51,918,836 shares and 51,809,007 shares of common stock issued as of March 31, 2006 and December 31, 2005, respectively, 316,176 shares and 436,786 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During the first quarter of 2006, we purchased 9,200 shares of our stock under this program at a total cost of approximately $50,000.

6. Restructuring

During 2005, we recorded a restructuring charge of $1.0 million resulting from a workforce reduction of 76 employees. This restructuring was the result of the transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy. The following table details the changes in the restructuring accrual (in thousands) during the first quarter of 2006:

Restructuring accrual at December 31, 2005	$428
Payments of restructuring expenses	(393)

Restructuring accrual at March 31, 2006	$35

As of March 31, 2006, approximately $28,000 of the liability was included in long-term liabilities.

7. Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan with authorized shares of 11,030,000. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). Under this standard, all forms of share-based payments to employees, including stock options, are treated as compensation and recognized in the income statement. Pro forma disclosure is no longer acceptable. In addition, under SFAS 123(R), tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are presented as financing cash flows in the consolidated condensed statement of cash flows. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) and continued to use the Black-Scholes method of valuation for share-based compensation. Under the fair value recognition provisions of SFAS 123(R), we adopted the modified prospective transition method, and therefore, recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006. Prior period restatement and cumulative adjustments are not required.

Information with respect to stock option activity for the three months ended March 31, 2006 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,168,139	$3.01
Granted	134,000	$6.10
Exercised	(99,874)	$0.60
Cancelled or forfeited	(10,833)	$4.88

Outstanding at March 31, 2006	5,191,432	$3.13	8.46	$15,937

Options exercisable at March 31, 2006	2,084,976	$2.99	7.80	$6,710

As of March 31, 2006, there was approximately $11.0 million of unrecognized compensation cost related to outstanding stock options. During the first quarter of 2006, the total intrinsic value of exercised stock options was $0.6 million.

For grants issued during the three months ended March 31, 2006, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

Three Months Ended March 31, 2006
Expected volatility	62.0%
Dividend yield	0.0%
Expected term (in years)	7
Risk-free interest rate	4.8%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the first quarter of 2006 was $3.99. During the three months ended March 31, 2006, we recorded share-based compensation for options of approximately $1.4 million, or $0.03 per share on a pre-tax basis.

Prior to the adoption of SFAS 123(R), we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations to account for our stock options granted to employees. Under this method, we recorded compensation cost only if the market price of the underlying common stock on the grant date exceeded the exercise price. FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123.

The following table illustrates the previously disclosed pro forma effect on income available to common stockholders and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

Three Months Ended March 31, 2005
Income available to common stockholders, as reported	$687
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	924
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(1,165)

Pro forma income available to common stockholders	$446

Earnings per share:
Basic - as reported	$0.01

Basic - pro forma	$0.01

Diluted - as reported	$0.01

Diluted - pro forma	$0.01

Employee Stock Purchase Plan

During the third quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), pursuant to which eligible employees may contribute a portion of their base compensation to purchase shares of our common stock at a price equal to 85% of the fair market value on the date of exercise. As of March 31, 2006, we had 1.3 million of authorized shares under this plan. In accordance with SFAS 123(R), we recognize expense based on the 15% discount at purchase. For the first quarter of 2006, ESPP compensation expense was approximately $9,000.

During the first quarter of 2006, we amended the ESPP to eliminate the automatic increase in the share reserve each year, setting at 1 million the maximum number of shares that can be issued under this plan.

8. Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2006, our effective tax rate is estimated to be 13%. The difference between our effective tax rate and the federal statutory tax rate is due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income. For the three months ended March 31, 2006, our effective tax rate was approximately 23%. Our effective tax rate for the first quarter of 2006 differed from our estimated effective tax rate for the year due to the discrete tax impact associated with employee stock options.

9. Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows (in thousands) at the respective dates:

	March 31, 2006	December 31, 2005
Unrealized loss on investments, net of tax	$(36)	$(32)

Accumulated other comprehensive loss	$(36)	$(32)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(850)	$687
Change in unrealized loss on investments, net of tax	(4)	(29)

Comprehensive income (loss), net of tax	$(854)	$658

10. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. The treasury method assumes that proceeds received from exercising potential dilutive common stock instruments will be used to repurchase shares of treasury stock on the open market.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income (loss)	$(850)	$687

Denominator:
Weighted average common shares outstanding	48,445	50,529
Less: Common shares subject to repurchase	392	1,792

Total weighted average common shares used in computing basic earnings (loss) per share	48,053	48,737
Effect of dilutive securities:
Common shares subject to repurchase, stock options and warrants	—	1,810

Total weighted average common shares used in computing diluted earnings (loss) per share	48,053	50,547

Earnings (loss) per share:
Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.01

For the three months ended March 31, 2006, there were approximately 5,579,000 potentially dilutive weighted common shares that were not included in our loss per share calculation as their impact would have been anti-dilutive.

11. Subsequent Events

On April 20, 2006, we entered into an agreement with SMART Modular Technologies, Inc. (SMART) in which SMART will stack leaded packages for us in the Dominican Republic using our technologies. This arrangement will provide better cycle time to one of our significant customers.

On April 5, 2006, we reduced our workforce in Austin, Texas by approximately 30 employees, given the transition of our high-volume manufacturing to Reynosa, Mexico.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 filed with the SEC on March 8, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the changing composition of our major customer base, the sales of our products to a limited number of customers and with a limited number of key technologies, most of our revenue coming from our Stakpak solutions, the continued use of planar solutions in the near future, deriving a significant portion of our future revenue from license royalties, selling, general and administrative expenses and research and development expenses over the next several quarters, and the lack of significant credit losses from our customers; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief regarding the future of planar technologies; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; and our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the SEC specifically our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of March 31, 2006, our patent portfolio consisted of more than 185 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities to establish market leadership in new technologies.

Our current products include:

•	Value Stakpak®, which targets the low-end server market and potentially certain consumer electronics products, which do not demand the same thermal performance as the high-end server market;

•	Performance Stakpak®, which is targeted at the server and router markets and is designed to deliver superior thermal performance and high reliability;

•	High Performance Stakpak®, which is also targeted at the server and router markets, and is designed to utilize next-generation memory devices that are packaged in non-leaded packages;

•	ArctiCore™, which is targeted at enterprise and consumer applications for servers, laptops, camcorders, medical equipment, military equipment and mobile devices. ArctiCore utilizes a double-sided, multi-layered flexible circuit folded around a rigid aluminum core to significantly increase the area available for mounting devices. Simultaneously, ArctiCore enhances thermal management, improves reliability and offers a thinner overall profile compared to current standard fully buffered (FB) dual in-line memory modules (DIMMs);

•	FlashStak™ which addresses the needs of high-capacity data storage devices, such as USB devices, portable MP3 players, memory cards and Flash-based solid state drives; and

•	System Stakpak®, which enables stacking multiple heterogeneous integrated circuit subsystem components, such as processor, Flash memory and dynamic random access memory (DRAM), as a single packaged module.

The vast majority of the solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Inc., Dell, Inc., Hewlett-Packard Company (HP) and IBM. To a lesser extent, we sell our solutions directly to OEMs, such as HP. We typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us. We have no long-term purchase agreements with any of our customers.

Results of Operations - a comparison of the three months ended March 31, 2006 and 2005

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2006	2005
Revenue:
Services	77.2%	52.0%
License	22.8	48.0

Total revenue	100.0	100.0

Cost of revenue:
Services	52.1	46.7
Amortization of acquisition intangibles	13.3	20.8

Total cost of revenue	65.4	67.5

Gross profit	34.6	32.5

Operating expenses:
Selling, general and administrative	28.4	22.1
Research and development	18.7	6.0
Amortization of acquisition intangibles	1.6	1.6

Total operating expenses	48.7	29.7

Income (loss) from operations	(14.1)	2.8

Interest and other income (expense), net	5.3	1.9

Income (loss) before income taxes	(8.8)	4.7
Provision (benefit) for income taxes	(2.0)	0.3

Net income (loss)	(6.8)%	4.4%

Total Revenue

	Three Months Ended March 31,		Change
	2006	2005
	(in thousands, except %)
Services revenue	$9,632	$8,063	19.5%
License revenue	2,848	7,448	(61.8)

Total revenue	$12,480	$15,511	(19.5)%

Our services revenue for the first quarter of 2006 was $9.6 million, an increase of 19.5% from $8.1 million of services revenue for the first quarter of 2005. License revenue for the first quarter of 2006 was $2.8 million, a decrease of 61.8% from $7.4 million of license revenue for the first quarter of 2005.

Our increase in services revenue during the first three months of 2006 was the result of a shift toward next-generation technology that utilizes a different DRAM package type that carries a higher selling price. There has been a transition from stacked products based on leaded packages to next-generation, stacked products based on ball grid array, or BGA, packages. During the first quarter of 2006, we experienced a decrease in the number of leaded packages, which was offset by an increase in higher-priced BGA packages, as compared to similar units shipped in the first quarter of 2005.

The reduction in our license revenue in the first quarter of 2006, as compared with the first quarter of 2005, was the result of decreased royalties from Samsung Electronics Co., Ltd.

The following tables summarize sales to customers that represent 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
HP	23%	13%
Samsung	21%	47%
Netlist	19%	*
Micron	17%	13%
SMART	12%	11%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except %)
Gross profit	$4,320	$5,031	(14.1)%
Percent of total revenue	34.6%	32.5%

Gross profit for the three months ended March 31, 2006 was $4.3 million, or 34.6% of our total revenue, as compared to $5.0 million, or 32.5% of our total revenue, for the three months ended March 31, 2005.

The reduction in our gross profit for the three months ended March 31, 2006, as compared to March 31, 2005, was primarily the result of a decrease in our licensing revenue for which there was not any corresponding impact on our cost of revenue. The impact of reduced license revenue was partially offset by a $2.3 million increase in services gross margin (defined as services revenue less services cost of revenue) and a $1.6 million decrease in the amortization of acquisition intangibles. The combination of these factors resulted in an improvement in gross profit as a percentage of revenue from 32.5% in the first quarter of 2005 to 34.6% in the first quarter of 2006.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and, therefore, we have not restated results for prior periods. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the first quarter of 2006, we recorded $1.4 million in pre-tax, stock-based compensation expense, of which $0.1 million is included in cost of revenue, $0.3 million is included in research and development expense and $1.0 million is included in selling, general and administrative expense.

Selling, general and administrative expense

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except %)
Selling, general and administrative	$3,540	$3,421	3.5%
Percent of total revenue	28.4%	22.1%

Selling, general and administrative expense for the three months ended March 31, 2006 was $3.5 million, or 28.4% of total revenue. This amount reflected an increase of approximately $0.1 million, or 3.5%, as compared to selling, general and administrative expenses of $3.4 million, or 22.1% of total revenue, in the three months ended March 31, 2005. For the first quarter of 2006 and 2005, selling, general and administrative expense included stock-based compensation expense and the amortization of deferred stock-based compensation of $1.0 million in each time period.

Selling, general and administrative expense was slightly higher in the first quarter of 2006 as compared to the first quarter of 2005, primarily due to higher personnel costs of $0.4 million, partially offset by a reduction in directors’ and officers’ insurance costs of $0.1 million and executive search fees of $0.2 million. We expect to incur selling, general and administrative expenses of 27% to 29% of revenue over the next several quarters.

Research and development expense

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except %)
Research and development	$2,335	$932	150.5%
Percent of total revenue	18.7%	6.0%

Research and development expense for the three months ended March 31, 2006 was $2.3 million, or 18.7% of total revenue, which reflected an increase of $1.4 million, or 150.5%, as compared with research and development expense of $0.9 million, or 6.0% of total revenue, for the three months ended March 31, 2005. For the first quarter of 2006 and 2005, research and development expense included stock-based compensation expense and deferred stock-based amortization of approximately $0.3 million and $16,000, respectively.

Increased research and development expense in the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, resulted from increased headcount and other expenditures associated with the development of our non-leaded technologies, ArctiCore, System Stakpak® and other new product initiatives and the recording of stock-based compensation expense of $0.3 million. We intend to devote additional resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-3, DRAM chips in BGA packages, non-DRAM homogeneous circuits and heterogeneous circuits (our System Stakpak). As a result, we expect research and development expenses to range between 15% and 17% of revenue over the next several quarters. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us for qualification and manufacturing of products based on these new technologies.

Amortization of acquisition intangibles

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except %)
Amortization of acquisition intangibles	$1,860	$3,487	(46.7)%

Amortization of acquisition intangibles was $1.9 million for the three months ended March 31, 2006, a decrease of $1.6 million, or 46.7%, as compared to $3.5 million for the three months ended March 31, 2005.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Interest and other income, net

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except %)
Interest and other income, net	$658	$298	120.8%

Interest and other income, net for the three months ended March 31, 2006, was $0.7 million, as compared to income of $0.3 million for the three months ended March 31, 2005.

The change in interest and other income, net from the first quarter of 2005 to the first quarter of 2006, was due primarily to an improved rate of return on investments.

Provision (benefit) for income taxes

We recorded an income tax benefit of $0.3 million and an expense of approximately $36,000 for the three months ended March 31, 2006 and 2005, respectively. Our effective tax rate was approximately 23% and approximately 5% for the first quarter of 2006 and 2005, respectively. Our effective tax rate differed from the federal statutory tax rate of 35% due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income. Our effective tax rate for the first quarter of 2006 differed from our estimated effective tax rate for the year due to the discrete tax impact associated with employee stock options.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of $82.1 million, including $73.9 million of cash, cash equivalents and investments, compared to working capital of $79.5 million, including $73.7 million of cash, cash equivalents and investments, as of December 31, 2005.

Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2006, as compared to $4.8 million for the three months ended March 31, 2005. The decrease in net cash provided by operating activities was primarily due to a $1.5 million decrease in net income, a reduction in intangible amortization of $1.6 million and a net decrease of $1.3 million in cash flows from operating assets and liabilities and deferred income taxes.

Net cash used in investing activities was $3.9 million for the three months ended March 31, 2006, compared to $0.9 million used in investing activities for the three months ended March 31, 2005. The increase in net cash used in investing activities was due primarily to $3.5 million of purchases of investments, net of sales and maturities, in the first quarter of 2006 as compared to $1.7 million of cash from sales and maturities of investments, net of purchases, in the first quarter of 2005.

Net cash provided by financing activities during the three months ended March 31, 2006 was $0.1 million, primarily related to the issuance of common stock under our two employee stock option plans. Net cash used in financing activities during the three months ended March 31, 2005 was $2.0 million, primarily due to the purchase of stock under our stock repurchase program.

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which extended the maturity date to March 8, 2007. We may borrow up to $20.0 million at any given time for a one-year term under this agreement. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement. These financial covenants include minimum tangible net worth of at least $70.0 million at the end of each month, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of at least $2.0 million each quarter, and a ratio of senior debt to EBITDA of no more than 2.0 times each quarter. As of March 31, 2006 we were in compliance with these covenants and had not borrowed under this agreement.

We believe that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain additional credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. The credit agreement we renewed effective March 9, 2006 may, by its terms, hinder attempts to borrow additional funds from other parties. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Revenue Recognition and Presentation. We evaluate our customer arrangements for manufacturing services to determine whether revenue from these arrangements should be recorded on a gross basis or a net basis. When evaluating our customer arrangements, we determine whether the arrangement represents a consigned inventory transaction or a purchase and resale of inventory. In making this determination, we consider the following: (1) we are only responsible for the functionality of our processes, (2) we do not select the vendor to provide the memory packages and (3) we do not set the price for the memory packages. We have determined that a net basis of revenue recognition is appropriate for our customer arrangements for manufacturing services where the customer has instructed us to purchase specified memory packages from a specified vendor for purposes of stacking and shipping to the customer. Should the considerations described above change, we may determine that future customer arrangements should be recorded on a gross basis that would result in increases in both revenue and the cost of revenue. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable and collectibility of the resulting receivable is reasonably assured.

Initial license fees are recognized when (1) we enter into a legally binding arrangement with a customer for the license, (2) we deliver the products, (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in services revenue.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and, therefore, we have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest. Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB 25.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Subsequent Events

On April 20, 2006, we entered into an agreement with SMART in which SMART will stack leaded packages for us in the Dominican Republic using our technologies. This arrangement will provide better cycle time to one of our significant customers.

On April 5, 2006, we reduced our workforce in Austin, Texas by approximately 30 employees, given the transition of our high-volume manufacturing to Reynosa, Mexico.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of March 31, 2006, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At March 31, 2006 and 2005, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate would be dependent upon our outstanding borrowings. As of March 31, 2006, we had not borrowed under this credit agreement.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004.

In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. In July 2005, we filed a motion to dismiss the amended complaint, which the court denied on March 30, 2006.

We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 31, 2006, we were not involved in any other material legal proceedings.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 92% of our total revenue in the first quarter of 2006, 86% of our total revenue in 2005, and 86% of our total revenue in 2004. In particular, Samsung accounted for most of our license revenue and 21% of our total revenue in the first quarter of 2006, and HP, Netlist, Inc., Micron Technology, Inc. and SMART accounted for 23%, 19%, 17% and 12%, respectively, of our total revenue in the first quarter of 2006. SMART is a supply-chain partner of a significant customer, so units incorporating our stacking solutions are ultimately sold through to this customer as the OEM. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung is based in South Korea. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty and related geopolitical developments have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea, and therefore, Samsung, which could have a material and adverse effect on our business, financial condition and results of operations.

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

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. While we generally do not indemnify our licensees, some of our license agreements provide limited indemnities, some require us to provide technical support and information to a licensee that is involved in litigation involving use of our technology, and we may agree to indemnify others in the future. Our support and indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to supply such support or indemnification to our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business, financial condition and results of operations. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our business could suffer.

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

We have many competitors who have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Some of the major OEMs and DRAM suppliers currently are using planar solutions and we expect them to continue to utilize planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-2 technologies with the migration to smaller footprint packages. However, we believe that planar solutions have cyclical windows of opportunity. Continued demand for higher performance speeds requires an expanded die size to enable those capabilities. This performance demand, requiring a larger die footprint, often exceeds the process node package manufacturing cycle time required to move that same technology to a smaller process node and, therefore, smaller package. The result is that during that timeframe, the memory chips will be too large to fit multiple packages onto the standard footprints required for board assembly using a planar method. As time progresses, the cycle will continue with die packaging process node shrinks that support planar until the process repeats itself due to new performance demands.

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

We rely on a single third-party subcontractor to manufacture our stacked memory products for a large services customer, which reduces our control over the manufacturing process for that customer.

We rely on SMART to produce our stacked memory products for a significant customer. Our reliance on this third-party subcontractor involves risks, such as reduced control over capacity investment, delivery schedules, quality assurance, fabrication costs and the risk of supply disruptions. If SMART is unable to manufacture our stacked memory products or fails to do so to the quality standards of this customer, our business with this customer may be significantly disrupted or harmed, resulting in our business generally being materially adversely affected. In this event, we would be required to provide the stacking services ourselves or to identify and qualify a substitute subcontractor, either which could be time consuming and difficult, and may result in unforeseen manufacturing and operational problems or the loss or reduction of business from this customer.

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

Our limited experience in acquiring other businesses, product lines and technologies may make it difficult for us to overcome problems we may encounter in connection with any acquisitions we undertake.

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic relationships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is very limited. The attention of our small management team may be diverted from our core business if we undertake future acquisitions. Any acquisitions may also require us to incur debt or issue equity securities that may result in dilution of existing stockholders. Potential future acquisitions also involve numerous risks, including, among others:

•	problems and delays in successfully assimilating and integrating the purchased operations, personnel, technologies, products and information systems;

•	unanticipated costs and expenditures associated with the acquisition, including any need to infuse significant capital into the acquired operations;

•	adverse effects on existing business relationships with suppliers, customers and strategic partners;

•	risks associated with entering markets and foreign countries in which we have no or limited prior experience;

•	contractual, intellectual property or employment issues;

•	potential loss of key employees of purchased organizations; and

•	potential litigation arising from the acquired company’s operations before the acquisition.

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

We relocated our high-volume manufacturing capacity from our Austin, Texas facility to our manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the first quarter of 2006, we manufactured over 95% of our units in Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

In the first quarter of 2006, we manufactured over 95% of our memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of March 31, 2006, 294, or 78%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facilities in Reynosa, Mexico.

We derive a substantial portion of our revenue from our license agreement with Samsung. Royalties paid to us by Samsung have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it utilized in the past, which could materially harm our business, financial condition or results of operations.

We receive the substantial majority of our license revenue from our license agreement with Samsung. This agreement requires that Samsung pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. Royalties paid to us by Samsung have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it has utilized in the past. Royalties paid to us by Samsung decreased approximately $0.8 million during the first quarter of 2006 as compared to the fourth quarter of 2005. As of March 31, 2006, the remaining residual value of the customer relationship intangible asset associated with this contract was $5.7 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of March 31, 2006, no impairment had been recorded.

The consumer electronics market is a highly competitive and volatile market and if we are not successful in this or other new markets, our business, operating results or financial condition could be adversely affected.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our success to date has been highly dependent on James W. Cady, our Chief Technology Officer, whose retirement was effective April 1, 2006. In May 2005, we hired Wayne R. Lieberman to be our new President and Chief Executive Officer, who is responsible for establishing our future direction and strategies. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors, modifying our internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles should departures or additions to the management team occur. The loss of any of our key employees, or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our services and technologies.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 23% in the first quarter of 2006, 37% in 2005, and 59% in 2004. International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

If Congress changes the patent laws, we could be adversely impacted.

We rely on the uniform and historically consistent application of United States patent laws and regulations. Congress is currently considering modifying the US patent laws, and the Patent and Trademark Office is considering modifying certain regulations relating to filing for patent protection. Some of these modifications may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. These changes could have a negative affect on our licensing program and, therefore, the royalties we would receive.

Recently enacted and proposed changes in securities laws and regulations have increased our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the SEC, have required changes to some of our corporate governance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the National Association of Securities Dealers, or NASD, has adopted revisions to its requirements for companies, such as us, that propose to have securities listed on the Nasdaq Stock Market. These new rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, time consuming and costly. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee, as well as qualified executive officers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by or on behalf of the Company of shares of the Company’s common stock during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January	—		$—		—	Approx. $	10.0 million
February	—		—		—	Approx. $	10.0 million
March	9,200	(1)	5.44	(2)	9,200	Approx. $	9.9 million

TOTAL	9,200		$5.44		9,200

(1)	On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	8-K	000-50553	3.1	4/25/06

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Staktek Holdings 2005 Employee Stock Purchase Plan, as amended					X

10.2**	Agreement, dated April 20, 2006, by and between SMART Modular Technologies, Inc. and Staktek Group, L.P.					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

*	-Constitutes compensatory arrangement.
**	-Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer
Date: May 9, 2006

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: May 9, 2006