Form 10-K/A
period 2005-12-31
STAKTEK HOLDINGS INC
filed 2006-07-19
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

We are amending (this “Amendment”) our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006 (the “Original 10-K”), solely for the purpose of providing our auditor’s signature on its Report of Independent Registered Public Accounting Firm in Item 8, which was inadvertently omitted. At the time of filing of the Original 10-K, we had in our possession (i) a manually signed and dated Report of Independent Registered Public Accounting Firm, (ii) a manually signed and dated Consent of Independent Registered Public Accounting Firm and (iii) manually signed and dated certifications of the principal executive officer and principal financial officer pursuant to Exchange Act Rule 13a-14(a).

This amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than (i) the change referenced above and (ii) the filing of certifications of our chief executive officer and chief financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm on page 46 of the Original 10-K is amended to add “/s/ Ernst & Young LLP” after the last paragraph and immediately before the line reading “Austin, Texas.”

2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See Index to Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	10-Q	000-50553	3.2.1	11/7/05

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Staktek Holdings, Inc. 2003 Stock Option Plan, as amended to date	10-Q	000-50553	10.1	11/7/05

10.2*	Staktek Holdings 2005 Employee Stock Purchase Plan	S-8	333-125853	99	6/16/05

10.3*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.4	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.5**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.6	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03

10.7*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and James W. Cady	S-1	333-110806	10.8.1	11/26/03

10.8*	Amendment No. 1 to James W. Cady’s Executive Employment Agreement, dated May 9, 2005	8-K	000-50553	10.2	5/11/05

3

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.9*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and Albert V. Saucedo	S-1	333-110806	10.8.6	11/26/03

10.10*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Wayne R. Lieberman	8-K	000-50553	10.1	10/26/05

10.11*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and W. Kirk Patterson	8-K	000-50553	10.2	10/26/05

10.12*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Stephanie A. Lucie	8-K	000-50553	10.3	10/26/05

10.13*	Form of Indemnification Agreement for Staktek Holdings, Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.14*	Staktek Holdings, Inc. Medical Retiree Plan	10-K	000-50553	10.9	3/9/05

10.15*	Staktek Amended and Restated 2005 Bonus Incentive Plan	10-K	000-50553	10.15	3/8/06

10.16	Loan Agreement, dated March 10, 2005, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	5/11/05

10.17	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005	10-Q	000-50553	10.2	5/11/05

10.18	Guaranty Agreement, dated March 10, 2005, between Staktek Group, L.P. and Guarantee Bank	10-Q	000-50553	10.3	5/11/05

14.1	Code of Ethics	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries	S-1	333-110806	21.1	11/26/03

23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-50553	10.15	3/8/06

24.1	Power of Attorney (See signature page of this Form 10-K)	10-K	000-50553	24.1	3/8/06

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* -	Constitutes management contract or compensatory arrangement
** -	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKTEK HOLDINGS, INC.

By:	/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer
Date: July 17, 2006

By:	/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: July 17, 2006

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Wayne R. Lieberman	President, Chief Executive Officer and Director (principal executive officer)	July 17, 2006
Wayne R. Lieberman

/s/ W. Kirk Patterson	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	July 17, 2006
W. Kirk Patterson

*	Chairman of the Board of Directors	July 17, 2006
Joseph C. Aragona

*	Director	July 17, 2006
James W. Cady

*	Director	July 17, 2006
Harvey B. Cash

*	Director	July 17, 2006
Kevin P. Hegarty

*	Director	July 17, 2006
Clark W. Jernigan

*	Director	July 17, 2006
Edward E. Olkkola

*	Director	July 17, 2006
A. Travis White

W. Kirk Patterson, by signing his name hereto, does hereby sign this Annual Report on Form 10-K/A on behalf of each of the above-named directors of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and filed with the SEC.

*By:	/s/ W. Kirk Patterson	July 17, 2006
W. Kirk Patterson
Attorney-in-Fact

5