Form 10-Q
period 2006-06-30
STAKTEK HOLDINGS INC
filed 2006-08-10
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2006, was 48,585,976.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2006

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF STAKTEK HOLDINGS, INC. AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS “WE EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT. STAKTEK HOLDINGS, INC. DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,937	$38,011
Investments	32,946	35,696
Accounts receivable	5,473	5,062
Inventories	922	706
Prepaid expenses	1,189	598
Income tax recoverable	2,858	2,310
Other current assets	906	1,100

Total current assets	89,231	83,483

Property, plant and equipment, net	8,145	9,443
Goodwill	28,081	28,081
Other intangibles, net	13,556	17,041
Other assets	249	301

Total assets	$139,262	$138,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$988	$403
Accrued liabilities	3,064	3,282
Deferred revenue	—	283

Total current liabilities	4,052	3,968

Other accrued liabilities	248	246
Deferred tax liabilities	1,877	2,851

Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized;
52,251,796 shares and 51,809,007 shares issued at June 30, 2006 and December 31, 2005, respectively	52	51
Additional paid-in capital	153,426	156,252
Treasury stock, at cost; 3,665,820 shares and 3,413,020 shares at June 30, 2006 and December 31, 2005, respectively	(14,014)	(12,572)
Deferred stock-based compensation	—	(6,332)
Accumulated other comprehensive loss	(38)	(32)
Accumulated deficit	(6,341)	(6,083)

Total stockholders’ equity	133,085	131,284

Total liabilities and stockholders’ equity	$139,262	$138,349

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue:
Services	$11,094	$7,707
License	3,325	3,570

Total revenue	14,419	11,277
Cost of revenue:
Services (1)	7,045	7,783
Amortization of acquisition intangibles	1,656	3,235

Total cost of revenue	8,701	11,018

Gross profit	5,718	259
Operating expenses:
Selling, general and administrative (1)	3,769	5,525
Research and development (1)	1,680	1,211
Restructuring	391	561
Amortization of acquisition intangibles	204	253

Total operating expenses	6,044	7,550

Loss from operations	(326)	(7,291)
Other income (expense):
Interest income	741	433
Interest expense	—	(3)
Other	(28)	4

Total other income, net	713	434

Income (loss) before income taxes	387	(6,857)
Benefit for income taxes	(205)	(1,782)

Net income (loss)	$592	$(5,075)

Earnings (loss) per share:
Basic	$0.01	$(0.10)

Diluted	$0.01	$(0.10)

Shares used in computing earnings (loss) per share:
Basic	48,303	48,623
Diluted	49,894	48,623
(1) Includes stock-based compensation as follows:

Cost of revenue	$155	$237
Selling, general and administrative expense	1,171	3,226
Research and development expense	229	16

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Six Months Ended June 30,
	2006	2005
Revenue:
Services	$20,726	$15,770
License	6,173	11,018

Total revenue	26,899	26,788
Cost of revenue:
Services (1)	13,549	15,029
Amortization of acquisition intangibles	3,312	6,469

Total cost of revenue	16,861	21,498

Gross profit	10,038	5,290
Operating expenses:
Selling, general and administrative (1)	7,309	8,946
Research and development (1)	4,015	2,143
Restructuring	391	561
Amortization of acquisition intangibles	408	506

Total operating expenses	12,123	12,156

Loss from operations	(2,085)	(6,866)
Other income (expense):
Interest income	1,411	762
Interest expense	(5)	(4)
Other	(35)	(26)

Total other income, net	1,371	732

Loss before income taxes	(714)	(6,134)
Benefit for income taxes	(456)	(1,746)

Net loss	$(258)	$(4,388)

Loss per share:
Basic	$(0.01)	$(0.09)

Diluted	$(0.01)	$(0.09)

Shares used in computing loss per share:
Basic	48,178	48,680
Diluted	48,178	48,680
(1) Includes stock-based compensation as follows:

Cost of revenue	$294	$376
Selling, general and administrative expense	2,192	4,248
Research and development expense	515	32

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(258)	$(4,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,976	9,640
Stock-based compensation expense	3,001	4,656
Excess tax benefit related to the exercise of employee stock options	(95)	—
Other non-cash (income) charges	(149)	68
Deferred income taxes	(1,065)	(2,606)
Net change in operating assets and liabilities	(1,327)	(2,773)

Net cash provided by operating activities	6,083	4,597

Cash flows from investing activities:
Purchases of investments	(16,948)	(30,778)
Sales and maturities of investments	19,635	33,980
Additions to property, plant and equipment	(907)	(3,511)
Proceeds from sale of equipment	226	—
Patent application costs	(312)	(230)

Net cash provided by (used in) investing activities	1,694	(539)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	497	4
Excess tax benefit related to the exercise of employee stock options	95	—
Share repurchases	(1,443)	(4,504)
Payments on capitalized lease obligations	—	(53)

Net cash used in financing activities	(851)	(4,553)

Net increase (decrease) in cash and cash equivalents	6,926	(495)
Cash and cash equivalents at beginning of period	38,011	39,984

Cash and cash equivalents at end of period	$44,937	$39,489

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (we, us or our) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenue and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform to the current year presentation. The SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, we have reclassified share-based payments previously recorded as “amortization of deferred stock-based compensation and stock compensation expense” to the appropriate functional categories. The reclassifications had no impact on our financial position or results of operations.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006 and amended on July 19, 2006.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the recognition threshold and measurement of an uncertain tax position taken or expected to be taken in a tax return and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect the adoption of FIN 48 will have on our financial condition and results of operations.

2. Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	June 30, 2006	December 31, 2005
Raw materials	$651	$629
Work in process	94	20
Finished goods	177	57

	$922	$706

3. Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses and tax-exempt income. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. For the year ending December 31, 2006, our effective tax rate is estimated to be 40%. The difference between our estimated annual effective tax rate and the statutory tax rate is due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income.

For the three months ended June 30, 2006, our effective tax rate was approximately (53%). We recorded a benefit for income taxes of $0.2 million in the second quarter of 2006, which included a $0.3 million benefit as a result of a change in our forecast, which increased our estimated annual effective tax rate from 13% in the first quarter of 2006 to 40%. For the six months ended June 30, 2006, our effective tax rate was approximately 64%. Our effective tax rate for the six months ended June 30, 2006 differed from our estimated effective tax rate for the year due to the tax impact associated with employee stock options.

4. Restructuring

During 2005, we recorded a restructuring charge totaling $1.0 million resulting from workforce reductions of 76 employees. In April 2006, we recorded an additional restructuring charge of approximately $0.4 million for separation costs for a workforce reduction of 29 employees. Both restructurings were the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy. The following table details the changes in the restructuring accrual (in thousands) during the six months ended June 30, 2006:

Restructuring accrual at December 31, 2005	$428
Restructuring expenses accrued	391
Payments of restructuring expenses	(786)

Restructuring accrual at June 30, 2006	$33

As of June 30, 2006, approximately $27,000 of the liability was included in long-term liabilities.

5. Credit Facility

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which currently has a maturity date of June 25, 2007. We may borrow up to $20.0 million at any given time for a one-year term under this agreement. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement. As of June 30, 2006, we were in compliance with these covenants and had not borrowed under this agreement.

6. Commitments and Contingencies

At June 30, 2006, approximately 80% of our employees in Mexico, or approximately 68% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers, one of whom is no longer an executive officer but remains on our Board of Directors (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004. In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2006, we were not involved in any other material legal proceedings.

7. Common Stock

Of the 52,251,796 shares and 51,809,007 shares of common stock issued as of June 30, 2006 and December 31, 2005, respectively, 263,679 shares and 436,786 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During the first six months of 2006, we purchased 252,800 shares of our stock under this program at a total cost of approximately $1.4 million.

8. Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, which currently has 11,030,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). Under this standard, all forms of share-based payments to employees, including stock options, are treated as compensation and recognized in the income statement. Pro forma disclosure is no longer acceptable. In addition, under SFAS 123(R), tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are presented as financing cash flows in the consolidated condensed statement of cash flows. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) and continued to use the Black-Scholes method of valuation for share-based compensation. Under the fair value recognition provisions of SFAS 123(R), we adopted the modified prospective transition method, and therefore, recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006. Prior period restatement and cumulative adjustments are not required.

Information with respect to stock option activity for the six months ended June 30, 2006 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,168,139	$3.01
Granted	272,000	$6.19
Exercised	(423,096)	$0.95
Cancelled or forfeited	(160,139)	$2.54

Outstanding at June 30, 2006	4,856,904	$3.38	8.3	$10,555

Options exercisable at June 30, 2006	2,161,035	$3.22	7.9	$5,774

As of June 30, 2006, there was approximately $9.8 million of unrecognized compensation cost related to outstanding stock options. For the six months ended June 30, 2006, the total intrinsic value of exercised stock options was $2.3 million.

For grants issued during the three and six months ended June 30, 2006, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	61.2%	61.2% - 62.0%
Dividend yield	0.0%	0.0%
Expected term (in years)	7.0	7.0
Risk-free interest rate	5.2%	4.8% - 5.2%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the six months ended June 30, 2006 was $4.05. During the three and six months ended June 30, 2006, we recorded share-based compensation expense for options of approximately $1.5 million and $2.9 million, respectively.

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

The following table illustrates the previously disclosed pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(5,075)	$(4,388)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	3,226	4,150
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(3,629)	(4,794)

Pro forma net loss	$(5,478)	$(5,032)

Loss per share:
Basic - as reported	$(0.10)	$(0.09)

Basic - pro forma	$(0.11)	$(0.10)

Diluted - as reported	$(0.10)	$(0.09)

Diluted - pro forma	$(0.11)	$(0.10)

Employee Stock Purchase Plan

During the second quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), pursuant to which eligible employees may contribute a portion of their base compensation to purchase shares of our common stock at a price equal to 85% of the fair market value on the date of exercise. As of June 30, 2006, we had 1.0 million authorized shares under this plan, of which approximately 40,000 shares have been issued. In accordance with SFAS 123(R), we recognize expense based on the 15% discount at purchase. For the three and six months ended June 30, 2006, ESPP compensation expense was approximately $7,000 and $16,000, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of June 30, 2006, we had 0.8 million authorized shares under this plan. During the second quarter of 2006, we granted approximately 387,000 RSUs. RSUs generally vest over a four-year period.

Information with respect to RSU activity for the six months ended June 30, 2006 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	—	$—
Granted	386,610	$6.73
Vested	—	$—
Cancelled	(500)	$6.73

Outstanding at June 30, 2006	386,110	$6.73

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and six months ended June 30, 2006, RSU compensation expense was $0.1 million. As of June 30, 2006, there was approximately $2.1 million of unrecognized compensation cost related to outstanding RSUs, which we expect to recognize over a weighted average period of 3.7 years.

As a result of adopting SFAS 123(R), our loss before income taxes and net loss for the six months ended June 30, 2006 were approximately $0.9 million and $0.5 million higher, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the six months ended June 30, 2006 were $0.02 higher than if we had continued to account for shared-based compensation under APB 25.

9. Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows (in thousands) at the respective dates:

	June 30, 2006	December 31, 2005
Unrealized loss on investments, net of tax	$(38)	$(32)

Accumulated other comprehensive loss	$(38)	$(32)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$592	$(5,075)
Change in unrealized loss on investments, net of tax	(2)	12

Comprehensive income (loss), net of tax	$590	$(5,063)

	Six Months Ended June 30,
	2006	2005
Net loss	$(258)	$(4,388)
Change in unrealized loss on investments, net of tax	(6)	(16)

Comprehensive loss, net of tax	$(264)	$(4,404)

10. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, RSUs, warrants and common stock subject to repurchase. The treasury method assumes that estimated proceeds received from exercising potential dilutive common stock instruments will be used to repurchase shares of treasury stock on the open market.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Numerator:
Net income (loss)	$592	$(5,075)

Denominator:
Weighted average common shares outstanding	48,600	50,005
Less: Common shares subject to repurchase	297	1,382

Total weighted average common shares used in computing basic earnings (loss) per share	48,303	48,623
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	1,591	—

Total weighted average common shares used in computing diluted earnings (loss) per share	49,894	48,623

Earnings (loss) per share:
Basic	$0.01	$(0.10)

Diluted	$0.01	$(0.10)

	Six Months Ended June 30,
	2006	2005
Numerator:
Net loss	$(258)	$(4,388)

Denominator:
Weighted average common shares outstanding	48,523	50,267
Less: Common shares subject to repurchase	345	1,587

Total weighted average common shares used in computing basic loss per share	48,178	48,680
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	48,178	48,680

Loss per share:
Basic	$(0.01)	$(0.09)

Diluted	$(0.01)	$(0.09)

For the three and six months ended June 30, 2006, there were approximately 3,658,900 and 5,980,000 potentially dilutive weighted common shares, respectively, that were not included in our earnings per share calculation as their impact would have been anti-dilutive.

11. Subsequent Event

Staktek Group, L.P. vs. Kentron Technologies, Inc. and Chris Karabatsos

On August 1, 2006, we filed an action in the U.S. District Court for the Western District of Texas, Austin Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual. We are seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. While we intend to vigorously prosecute these claims, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking. The defendants’ response to our lawsuit is not yet due. It is possible that the defendants could include counterclaims against us with their responsive pleadings, but we have no knowledge of any basis for such counterclaims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 filed with the SEC on March 8, 2006 and amended on July 19, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the changing composition of our major customer base; the sales of our products to a limited number of customers and with a limited number of key technologies; most of our revenue coming from our Stakpak solutions; deriving a significant portion of our future revenue from license royalties; the lack of significant credit losses from our customers; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief regarding the future of planar technologies; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; and our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the SEC specifically our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006 and amended on July 19, 2006, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of June 30, 2006, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities to establish market leadership in new technologies.

Our current products include:

•	Value Stakpak®, which targets the low-end server market and potentially certain consumer electronics products, which do not demand the same thermal performance as the high-end server market;

•	Performance Stakpak®, which is targeted at the server and router markets and is designed to deliver superior thermal performance and high reliability;

•	High Performance Stakpak®, which is also targeted at the server and router markets, and is designed to utilize next-generation memory devices that are packaged in non-leaded packages;

•	ArctiCoreTM, which is targeted at enterprise and consumer applications for servers, laptops, camcorders, medical equipment, military equipment and mobile devices. ArctiCore utilizes a double-sided, multi-layered flexible circuit folded around a rigid aluminum core to significantly increase the area available for mounting devices. Simultaneously, ArctiCore enhances thermal management, improves reliability and offers a thinner overall profile compared to current standard dual in-line memory modules (DIMMs);

•	FlashStakTM which addresses the needs of high-capacity data storage devices, such as USB devices, portable MP3 players, memory cards and Flash-based solid state drives; and

•	System Stakpak®, which enables stacking multiple heterogeneous integrated circuit subsystem components, such as processor, Flash memory and dynamic random access memory (DRAM), as a single packaged module.

The vast majority of the solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large original equipment manufacturers (OEMs), such as Cisco Systems, Inc., Dell, Inc., Hewlett-Packard Company (HP) and IBM. To a lesser extent, we sell our solutions directly to OEMs, such as HP. We typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us. We have no long-term purchase agreements with any of our customers.

Results of Operations - a comparison of the three months ended June 30, 2006 and 2005

The following tables present our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,
	2006	2005
Revenue:
Services	76.9%	68.3%
License	23.1	31.7

Total revenue	100.0	100.0
Cost of revenue:
Services	48.8	69.0
Amortization of acquisition intangibles	11.5	28.7

Total cost of revenue	60.3	97.7

Gross profit	39.7	2.3
Operating expenses:
Selling, general and administrative	26.1	49.0
Research and development	11.7	10.7
Restructuring	2.7	5.0
Amortization of acquisition intangibles	1.4	2.2

Total operating expenses	41.9	66.9

Loss from operations	(2.2)	(64.6)
Other income, net	4.9	3.8

Income (loss) before income taxes	2.7	(60.8)
Benefit for income taxes	(1.4)	(15.8)

Net income (loss)	4.1%	(45.0)%

Revenue

	Three Months Ended June 30,		Change
	2006	2005
	(in thousands)
Services revenue	$11,094	$7,707	43.9%
License revenue	3,325	3,570	(6.9)

Total revenue	$14,419	$11,277	27.9%

Our services revenue for the second quarter of 2006 was $11.1 million, an increase of 43.9% from the $7.7 million of services revenue for the second quarter of 2005. License revenue for the second quarter of 2006 was $3.3 million, a decrease of 6.9% from the $3.6 million of license revenue for the second quarter of 2005.

Our services revenue during the second quarter of 2006 benefited from the earlier-than-expected seasonal demands for our stacking services, as well as increased traction of our High Performance Stakpak chip-scale package stacking technologies.

The reduction in our license revenue in the second quarter of 2006, compared with the second quarter of 2005, was mainly the result of decreased royalties from Samsung Electronics Co., Ltd. This reduction was partially offset by the initial license fee recognized in connection with our recently signed license agreement with Toshiba Corporation.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended June 30,
	2006	2005
Netlist	27%	*
Samsung	20%	29%
HP	19%	23%
SMART	13%	*
Micron	10%	22%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended June 30,		Change
	2006	2005
	(in thousands)
Gross profit	$5,718	$259	2,107.7%
Percent of total revenue	39.7%	2.3%

Gross profit for the three months ended June 30, 2006 was $5.7 million, or 39.7% of our total revenue, compared to $0.3 million, or 2.3% of our total revenue, for the three months ended June 30, 2005.

The increase in our gross profit for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, was primarily the result of a $4.1 million increase in our services gross margin (defined as services revenue less services cost of revenue) and a $1.6 million decrease in the amortization of acquisition intangibles. Our services gross margin improved due to the $3.4 million increase in services revenue and a decrease in services cost of revenue due primarily to the transition of our high-volume manufacturing to Reynosa, Mexico. Additionally, our services cost of revenue in the second quarter of 2006 was reduced by a net gain of approximately $0.2 million from the sale of fixed assets.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and, therefore, we have not restated results for prior periods. Our results of operations for the second quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the second quarter of 2006, we recorded $1.6 million in pre-tax, stock-based compensation expense, of which $0.2 million was included in cost of revenue, $0.2 million was included in research and development expense and $1.2 million was included in selling, general and administrative expense. During the second quarter of 2005, we recorded $3.4 million in pre-tax, stock-based compensation expense, of which $0.2 million was included in cost of revenue, $16,000 was included in research and development expense and $3.2 million was included in selling, general and administrative expense.

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees.

Selling, general and administrative expense

	Three Months Ended June 30,		Change
	2006	2005
	(in thousands)
Selling, general and administrative	$3,769	$5,525	(31.8)%
Percent of total revenue	26.1%	49.0%

Selling, general and administrative expense for the three months ended June 30, 2006 was $3.8 million, or 26.1% of total revenue. This amount reflected a decrease of approximately $1.8 million, or 31.8%, compared to selling, general and administrative expense of $5.5 million, or 49.0% of total revenue, in the three months ended June 30, 2005. For the second quarter of 2006 and 2005, selling, general and administrative expense included stock-based compensation expense of $1.2 million and $3.2 million, respectively.

The reduction in our selling, general and administrative expense in the second quarter of 2006, compared to the second quarter of 2005, was primarily due to a decrease in stock-based compensation of $2.0 million and a reduction in directors’ and officers’ insurance costs of $0.2 million, partially offset by an increase in personnel costs of $0.4 million.

Research and development expense

	Three Months Ended June 30,		Change
	2006	2005
	(in thousands)
Research and development	$1,680	$1,211	38.7%
Percent of total revenue	11.7%	10.7%

Research and development expense for the three months ended June 30, 2006 was $1.7 million, or 11.7% of total revenue, which reflected an increase of $0.5 million, or 38.7%, compared with research and development expense of $1.2 million, or 10.7% of total revenue, for the three months ended June 30, 2005. For the second quarter of 2006 and 2005, research and development expense included stock-based compensation expense of approximately $0.2 million and $16,000, respectively.

Increased research and development expense in the three months ended June 30, 2006, compared to the three months ended June 30, 2005, resulted from expenditures associated with the development of our non-leaded technologies, ArctiCore, System Stakpak and other new product initiatives, and recording stock-based compensation of $0.2 million. We intend to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-3, non-DRAM homogeneous circuits and heterogeneous circuits. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us to qualify and manufacture products based on these new technologies.

Restructuring expense

	Three Months Ended June 30,		Change
	2006	2005
	(in thousands)
Restructuring	$391	$561	(30.3)%

Restructuring expense for the three months ended June 30, 2006 was $0.4 million, which reflected a decrease of $0.2 million, or 30.3%, compared with restructuring expense of $0.6 million for the three months ended June 30, 2005.

The restructuring expense in the second quarter of 2006 and 2005 included costs associated with the termination of 29 and 11 employees, respectively. Both restructurings were the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy.

Amortization of acquisition intangibles

	Three Months Ended June 30,		Change
	2006	2005
	(in thousands)
Amortization of acquisition intangibles	$1,860	$3,488	46.7%

Amortization of acquisition intangibles was $1.9 million for the three months ended June 30, 2006, a decrease of $1.6 million, or 46.7%, compared to $3.5 million for the three months ended June 30, 2005.

The acquisition intangibles were originally valued using a discounted cash flow methodology. Each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Other income, net

	Three Months Ended June 30,		Change
	2006	2005
	(in thousands)
Other income, net	$713	$434	64.3%

Other income, net for the three months ended June 30, 2006, was $0.7 million, as compared to $0.4 million for the three months ended June 30, 2005.

The change in other income, net from the second quarter of 2005 to the second quarter of 2006, was due primarily to an improved rate of return on investments.

Benefit for income taxes

We recorded an income tax benefit of $0.2 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively. The income tax benefit recorded in the second quarter of 2006 included a $0.3 million benefit, or $0.01 per share, as a result of increasing our estimated annual effective tax rate from 13% in the first quarter of 2006 to 40%.

Our effective tax rate was approximately (53%) and 26% for the second quarter of 2006 and 2005, respectively. Our effective tax rate for the second quarter of 2006 differed from the federal statutory tax rate of 35% due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income. Our effective tax rate for the second quarter of 2006 differed from our estimated effective tax rate of 40% for the year because of the $0.3 million benefit recorded due to the increase in the annual effective tax rate and the tax impact associated with employee stock options.

Results of Operations - a comparison of the six months ended June 30, 2006 and 2005

The following tables present our operating results for the periods indicated as a percentage of revenue:

	Six Months Ended June 30,
	2006	2005
Revenue:
Services	77.1%	58.9%
License	22.9	41.1

Total revenue	100.0	100.0
Cost of revenue:
Services	50.4	56.1
Amortization of acquisition intangibles	12.3	24.1

Total cost of revenue	62.7	80.2

Gross profit	37.3	19.8
Operating expenses:
Selling, general and administrative	27.2	33.4
Research and development	14.9	8.0
Restructuring	1.5	2.1
Amortization of acquisition intangibles	1.5	1.9

Total operating expenses	45.1	45.4

Loss from operations	(7.8)	(25.6)
Other income, net	5.1	2.7

Loss before income taxes	(2.7)	(22.9)
Benefit for income taxes	(1.7)	(6.5)

Net loss	(1.0)%	(16.4)%

Revenue

	Six Months Ended June 30,		Change
	2006	2005
	(in thousands)
Services revenue	$20,726	$15,770	31.4%
License revenue	6,173	11,018	(44.0)

Total revenue	$26,899	$26,788	0.4%

Our services revenue for the six months ended June 30, 2006 was $20.7 million, an increase of 31.4% from the $15.8 million services revenue for the six months ended June 30, 2005. License revenue for the six months ended June 30, 2006 was $6.2 million, a decrease of 44.0% from the $11.0 million license revenue for the six months ended June 30, 2005.

Our increase in services revenue during the first six months of 2006 was the result of a shift toward next-generation technology that utilizes a different DRAM package type that carries a higher selling price. There has been a transition from stacked products based on leaded packages to next-generation, stacked products based on ball grid array, or BGA packages. During the first six months of 2006, we experienced a slight decrease in the number of leaded packages, which was more than offset by an increase in higher-priced BGA packages, compared to similar units shipped in the first six months of 2005.

The decrease in our license revenue in the first six months of 2006, compared with the first six months of 2005, was mainly the result of decreased royalties from Samsung.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Six Months Ended June 30,
	2006	2005
Netlist	23%	*
HP	21%	17%
Samsung	21%	39%
Micron	13%	17%
SMART	12%	10%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Six Months Ended June 30,		Change
	2006	2005
	(in thousands)
Gross profit	$10,038	$5,290	89.8%
Percent of total revenue	37.3%	19.8%

Gross profit for the six months ended June 30, 2006 was $10.0 million, or 37.3% of our total revenue, compared to $5.3 million, or 19.8% of our total revenue, for the six months ended June 30, 2005.

The increase in our gross profit for the six months ended June 30, 2006, compared to June 30, 2005, was primarily the result of a $6.4 million increase in our services gross margin and a $3.2 million decrease in the amortization of acquisition intangibles. Our services gross margin improved due to the $5.0 million increase in services revenue and a decrease in services cost of revenue due primarily to the transition of our high-volume manufacturing to Reynosa, Mexico. Additionally, our services cost of revenue in the second quarter of 2006 was reduced by a net gain of approximately $0.2 million from the sale of fixed assets.

Stock-Based Compensation Expense

During the first six months of 2006, we recorded $3.0 million in pre-tax, stock-based compensation expense, of which $0.3 million was included in cost of revenue, $0.5 million was included in research and development expense and $2.2 million was included in selling, general and administrative expense. During the first six months of 2005, we recorded $4.6 million in pre-tax, stock-based compensation expense, of which $0.4 million was included in cost of revenue, $32,000 was included in research and development expense and $4.2 million was included in selling, general and administrative expense.

Selling, general and administrative expense

	Six Months Ended June 30,		Change
	2006	2005
	(in thousands)
Selling, general and administrative	$7,309	$8,946	(18.3)%
Percent of total revenue	27.2%	33.4%

Selling, general and administrative expense for the six months ended June 30, 2006 was $7.3 million, or 27.2% of total revenue. This amount reflected a decrease of approximately $1.6 million, or 18.3%, compared to selling, general and administrative expense of $8.9 million, or 33.4% of total revenue, in the six months ended June 30, 2005. For the first six months of 2006 and 2005, selling, general and administrative expense included stock-based compensation expense of $2.2 million and $4.2 million, respectively.

The reduction in our selling, general and administrative expense in the first six months of 2006, compared to the first six months of 2005, was primarily due to a decrease in stock-based compensation expense of $2.0 million and a reduction in directors’ and officers’ insurance costs of $0.3 million, partially offset by an increase in personnel costs of $0.8 million.

Research and development expense

	Six Months Ended June 30,		Change
	2006	2005
	(in thousands)
Research and development	$4,015	$2,143	87.4%
Percent of total revenue	14.9%	8.0%

Research and development expense for the six months ended June 30, 2006 was $4.0 million, or 14.9% of total revenue, which reflected an increase of $1.9 million, or 87.4%, compared with research and development expense of $2.1 million, or 8.0% of total revenue, for the six months ended June 30, 2005. For the first six months of 2006 and 2005, research and development expense included stock-based compensation expense of approximately $0.5 million and $32,000, respectively.

Increased research and development expense in the six months ended June 30, 2006, compared to the six months ended June 30, 2005, resulted from expenditures associated with the development of our non-leaded technologies, ArctiCore, System Stakpak and other new product initiatives, and recording stock-based compensation expense of $0.5 million.

Restructuring expense

	Six Months Ended June 30,		Change
	2006	2005
	(in thousands)
Restructuring	$391	$561	(30.3)%

Restructuring expense for the six months ended June 30, 2006 was $0.4 million, which reflected a decrease of $0.2 million, or 30.3%, compared with restructuring expense of $0.6 million for the six months ended June 30, 2005.

The restructuring expense for the six months ended June 30, 2006 and 2005 included costs associated with the termination of 29 and 11 employees, respectively.

Amortization of acquisition intangibles

	Six Months Ended June 30,		Change
	2006	2005
	(in thousands)
Amortization of acquisition intangibles	$3,720	$6,975	(46.7)%

Amortization of acquisition intangibles was $3.7 million for the six months ended June 30, 2006, a decrease of $3.3 million, or 46.7%, compared to $7.0 million for the six months ended June 30, 2005.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the annual amortization expense of these intangibles was scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Other income, net

	Six Months Ended June 30,		Change
	2006	2005
	(in thousands)
Other income, net	$1,371	$732	87.3%

Other income, net for the six months ended June 30, 2006, was $1.4 million, as compared to $0.7 million for the six months ended June 30, 2005.

The change in other income, net from the first six months of 2005 to the first six months of 2006 was due primarily to an improved rate of return on investments.

Benefit for income taxes

We recorded an income tax benefit of $0.5 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.

Our effective tax rate was approximately 64% and 28% for the first six months of 2006 and 2005, respectively. Our effective tax rate for the second quarter of 2006 differed from the federal statutory tax rate of 35% due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income. Our effective tax rate for the six months ended June 30, 2006 differed from our estimated effective tax rate for the year due to the tax impact associated with employee stock options.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital of $85.2 million, including $77.9 million of cash, cash equivalents and investments, compared to working capital of $79.5 million, including $73.7 million of cash, cash equivalents and investments, as of December 31, 2005.

Net cash provided by operating activities was $6.1 million for the six months ended June 30, 2006, compared to $4.6 million for the six months ended June 30, 2005. The increase in net cash provided by operating activities was primarily due to a $4.1 million decrease in net loss and an increase of $3.0 million in cash flows from operating assets and liabilities and deferred income taxes, partially offset by a reduction in intangible amortization of $3.3 million and a decrease in stock-based compensation expense of $1.7 million.

Net cash provided by investing activities was $1.7 million for the six months ended June 30, 2006, compared to $0.5 million used in investing activities for the six months ended June 30, 2005. The increase in net cash provided by investing activities was due primarily to lower expenditures for property, plant and equipment of $2.6 million in 2006.

Net cash used in financing activities during the six months ended June 30, 2006 was $0.9 million, compared to $4.6 million for the six months ended June 30, 2005. The decrease in net cash used in financing activities was primarily related to a $3.1 million reduction in purchases of stock under our stock repurchase program and a $0.5 million increase in net proceeds received from the issuance of common stock under our employee stock plans.

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which currently has a maturity date of June 25, 2007. We may borrow up to $20.0 million at any given time for a one-year term under this agreement. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement. As of June 30, 2006, we were in compliance with these covenants and had not borrowed under this agreement.

We believe that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies or make other significant investments in our business. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain additional credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. The credit agreement we renewed effective March 9, 2006 may, by its terms, hinder attempts to borrow additional funds from other parties. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Goodwill and our indefinite-lived intangible (trademark) are evaluated annually for impairment and are not amortized. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available. The trademark impairment test requires judgment regarding the timing and amount of future cash flows.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from the amount we have recorded in the current period.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the recognition threshold and measurement of an uncertain tax position taken or expected to be taken in a tax return and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect the adoption of FIN 48 will have on our financial condition and results of operations.

Subsequent Event

Staktek Group, L.P. vs. Kentron Technologies, Inc. and Chris Karabatsos

On August 1, 2006, we filed an action in the U.S. District Court for the Western District of Texas, Austin Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual. We are seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. While we intend to vigorously prosecute these claims, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking. The defendants’ response to our lawsuit is not yet due. It is possible that the defendants could include counterclaims against us with their responsive pleadings, but we have no knowledge of any basis for such counterclaims.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 30, 2006, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At June 30, 2006 and 2005, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate would be dependent upon our outstanding borrowings. As of June 30, 2006, we had not borrowed under this credit agreement.

ITEM 4. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective for this purpose.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers, one of whom is no longer an executive officer but remains on our Board of Directors (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004. In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 30, 2006, we were not involved in any other material legal proceedings.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our services and technologies;

•	the rate of qualification and adoption of our services and technologies including, but not limited to, the transition from DDR-1 to DDR-2 technology and from leaded to non-leaded packages;

•	a shortage of memory chips, which may negatively impact our ability to fulfill customer orders;

•	the impact of the ongoing transition from current-generation products to next-generation products with each transition resulting in lower unit volumes of memory products to produce the same amount of memory capacity. This is partially offset by increasing demand for memory capacity with each new generation of systems;

•	the increasing adoption of planar and dual-die solutions instead of our solutions by OEMs as well as memory suppliers;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our solutions;

•	changes in OEMs’ memory and DIMM buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture memory and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 90% of our total revenue in the first six months of 2006, 86% of our total revenue in 2005, and 86% of our total revenue in 2004. In particular, Samsung accounted for most of our license revenue and 21% of our total revenue in the first six months of 2006, and Netlist, HP, Micron Technology and SMART accounted for 23%, 21%, 13% and 12%, respectively, of our total revenue in the first six months of 2006. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns.

Some of our customers have sought or are seeking to design alternative solutions, either internally or through third parties, to address their need for greater memory capacity. The success of these efforts could have an adverse effect on the prices we are able to charge our customers and the volume of units that incorporate our solutions, which would negatively affect our revenue and operating results.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing revenue and business. If any of these key patents is invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business, financial condition and results of operations.

Our revenue may suffer if we cannot continue to license or enforce our intellectual property rights or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Some of our license agreements provide limited indemnities and we may agree to indemnify others in the future. Our indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business, financial condition and results of operations. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our business could suffer.

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

We may experience substantial period-to-period fluctuations in our future revenue and operating results due to a decline in the average selling prices for our services and technologies. From time to time, we reduce the average unit price of our services and technologies in anticipation of future competitive pricing pressures, declining memory chip prices, introductions of new services and technologies by us or our memory suppliers and other factors. The high-density memory market is extremely cost sensitive due to potentially high-order volumes combined with memory buyers’ expectations for aggressive price reductions over time. As a consequence, the average selling prices of monolithic memory chips historically have declined as new product generations are commercialized. We expect that these factors will continue to create downward pressure on our average selling prices, which may, in turn, negatively impact our revenue and gross margins, particularly if we are unable to offset reductions in average selling prices by increasing our unit volumes or reducing our manufacturing costs. To maintain our gross margins, we will need to develop and introduce new services and technologies on a timely basis and continually reduce our costs. Our failure to do so could cause our revenue and gross margins to decline.

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

In addition, some of our significant customers are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product, despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We have many competitors who have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Some of the major OEMs and memory suppliers currently are using planar solutions and we expect them to continue to utilize planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-2 technologies with the migration to smaller footprint packages. However, we believe that planar solutions have cyclical windows of opportunity. Continued demand for higher performance speeds requires an expanded die size to enable those capabilities. This performance demand, requiring a larger die footprint, often exceeds the process node package manufacturing cycle time required to move that same technology to a smaller process node and, therefore, smaller package. The result is that during that timeframe, the memory chips will be too large to fit multiple packages onto the standard footprints required for board assembly using a planar method. As time progresses, the cycle will continue with die packaging process node shrinks that support planar until the process repeats itself due to new performance demands.

In addition, memory packages have been developed that place two memory chips into a single package that allows both memory chips to fit in the same area as a single Stakpak. Other competitors utilize competing technologies that stack standard memory chips. We also could face competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products, and could provide the market with cost-effective memory solutions that outperform our Stakpak solutions.

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

We have entered into an agreement with SMART to manufacture our stacked memory products for a large services customer, which will reduce our control over the manufacturing process for that customer and may result in unforeseen manufacturing and operational problems or the loss or reduction of business from this customer.

We have entered into an agreement with SMART to produce our stacked memory products for a significant customer. Our reliance on this third-party subcontractor involves risks, such as reduced control over capacity investment, delivery schedules, quality assurance, fabrication costs and the risk of supply disruptions. If SMART is unable to manufacture our stacked memory products or fails to do so to the quality standards of this customer, our business with this customer may be significantly disrupted or harmed, resulting in our business generally being materially adversely affected. In this event, we would be required to provide the stacking services ourselves or to identify and qualify a substitute subcontractor, which could be time consuming and difficult, and may result in unforeseen manufacturing and operational problems or the loss or reduction of business from this customer.

If we acquire other businesses or technologies in the future, these acquisitions could disrupt our business and harm our business, financial condition and results of operations.

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

Although we have engaged in discussions with potential licensees for our Stakpak technologies, we historically have not devoted significant resources to licensing our technologies and currently have only four license arrangements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

It is difficult to predict when we will enter into additional license agreements, if at all. The time it takes to establish a new licensing arrangement can be lengthy. We may also incur delays or deferrals in the execution of license agreements as we develop new technologies. The timing of our receipt of royalty payments and the timing of how we recognize license revenue under license agreements may fluctuate and significantly impact our quarterly or annual operating results. Because we may recognize a significant portion of license fee revenue in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these may fluctuate significantly from period to period based on sales of products incorporating our licensed technologies.

It is difficult for us to verify royalty amounts owed to us under our license agreements, and this may cause us to lose revenue.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technologies and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have primarily relied on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenue than we are entitled to under the terms of our license agreements.

Because our licensing cycle is lengthy and costly, it is difficult to predict future revenue, which may cause us to miss analysts’ estimates and may result in our stock price declining.

Pursuing and entering into new license agreements generally requires significant marketing and sales efforts. The length of time it takes to establish a new licensing relationship can range from six to 12 months or longer. Because our licensing cycle is a lengthy process, the accurate prediction of future revenue from new licenses is difficult.

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

Our reliance on our memory manufacturer customers for the memory chips used in products that incorporate our technologies subjects us to the risk of a shortage of these chips, adversely impacting our ability to fulfill orders from other customers, risks of natural disasters and other factors that could cause disruptions in the supply of memory chips.

Our ability to fulfill customer orders is dependent on a sufficient supply of memory chips to which we apply our manufacturing services. Historically, our customers have shipped on consignment their memory chips to be stacked, which we stack and then return to them. We have no memory supply contracts under which we are currently operating. In acquiring memory chips, supply options are very limited because of the small number of memory manufacturers. Our dependence on our customers’ provision of memory chips to us on a just-in-time consignment basis, rather than through guaranteed supply contracts, subjects our business to risks associated with unforeseen disruptions in the industry availability of memory chips. In the past, there have been shortages of DRAM chips available in the market. These shortages negatively impacted our ability to fulfill customer orders, which resulted in a decrease in shipments in these quarters. Any future shortage could result in a similar decrease in shipments, which would adversely impact our financial condition and results of operations.

In addition, natural disasters or other factors could cause delays or reductions in product shipments that could negatively affect our revenue, financial condition and results of operations. Moreover, since the majority of memory chips are manufactured in the Pacific Rim region, we believe that the risk of exposure of memory suppliers to earthquakes, typhoons, political unrest, terrorist activity, infectious diseases or other similar events is of particular concern. Any unexpected interruption in the manufacture of other key electronic components used in association with products that incorporate our technologies could disrupt production of devices that use our services and technologies, thereby adversely affecting either our ability to deliver products to our customers or the customers’ demand for our services and technologies.

If we are unable to manufacture our products efficiently or we experience credit losses or other collections issues, our business, financial condition and results of operations could suffer.

We are continuously modifying our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. In addition, new manufacturing processes are required as we ramp high-volume production of new technologies, such as our High Performance Stakpak and ArctiCore technologies. We face increased risks with these new processes and we are incurring significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could continue to impact our gross margins. We expect to experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, such as our High Performance Stakpak, ArctiCore and future products, the risk of encountering delays or difficulties increases.

In addition, if demand for our products increases significantly, we will need to expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. We cannot be certain that we will be able to add required manufacturing capacity or that we will be able to maintain control over product quality, delivery schedules, manufacturing yields and costs as we increase our output. Any difficulties in expanding our manufacturing operations could cause product delivery delays and lost sales.

If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our financial condition and results of operations could suffer.

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

If we are unable to develop new and enhanced solutions that achieve market acceptance in a timely manner, our financial condition, results of operations and competitive position could be harmed.

Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution for the majority of our revenue by increasing revenue associated with our other solutions, such as High Performance Stakpak and ArctiCore, and by developing other new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

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

Our research and development efforts are focused primarily on furthering the technologies related to our non-leaded solutions, ArctiCore, System Stakpak and other new product initiatives. If the development of these technologies is delayed or abandoned, or if these new technologies fail to achieve market acceptance, our growth prospects, financial condition, results of operations and competitive position could be adversely affected. Furthermore, if markets for these new technologies develop later than we anticipate, or do not develop at all, demand for our solutions that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

If we do not create and implement new designs to expand our licensable technology portfolio, our competitive position could be harmed or our financial condition and results of operations adversely affected.

We expect in the future to derive a significant portion of our revenue from licenses and royalties from a relatively small number of key technologies. To remain competitive, we must introduce new technologies or designs in a timely manner and the market must adopt them. Developments in these key technologies are inherently complex, and require long development cycles and a substantial investment before we can determine their commercial viability. We may not be able to develop and market new technologies in a timely or commercially acceptable fashion. Moreover, our currently issued U.S. patents expire at various times from 2010 through 2022. We need to develop and patent successful innovations before our current patents expire.

We also may attempt to expand our licensable technology portfolio and technical expertise by acquiring technologies or developing strategic relationships with others. These strategic relationships may include the right for us to sublicense technologies to others. However, we may not be able to acquire or obtain rights to licensable technologies in a timely manner or upon commercially reasonable terms. Moreover, our research and development efforts, and acquisitions and strategic relationships, may be futile if we do not accurately predict the future packaging needs of the semiconductor and consumer electronics industries. Our failure to develop or acquire new technologies could significantly harm our business, financial condition, and results of operations.

Failure by our licensees to introduce products using our technologies could limit our royalty revenue growth.

Because we expect a significant portion of our future revenue to be derived from royalties on semiconductors that use our licensed technology, our future success depends upon our licensees developing and introducing commercially successful products. Any of the following factors could limit our licensees’ ability to introduce products that incorporate our technologies:

•	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technologies, in a quantity sufficient to enable volume manufacturing;

•	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

•	the willingness of our licensees and others to make investments in the manufacturing processes that support our licensed technologies, and the amount and timing of those investments; and

•	our licensees’ ability to design and assemble packages incorporating our technologies that are acceptable to their customers.

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

Prior to incorporating memory products utilizing our technologies, our customers require our processes and technologies to undergo an extensive qualification process, which involves testing products utilizing our technologies, as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification by a customer does not ensure any sales to that customer. Even after successful qualification and sales to a customer of products incorporating our technologies, changes in our technologies may require a new qualification process, which may result in additional delays. After our products are qualified, it can take an additional six months or more before the customer commences production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such products to the customer, which may impede our growth and cause our business to suffer.

If the supply of materials used to manufacture our products is interrupted, or our manufacturing turnaround times are extended, our financial condition and results of operations could be adversely affected.

In order to manufacture our solutions, we require raw materials and components such as but not limited to flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. We typically procure these materials from limited sources to take advantage of volume pricing discounts. Shortages in these materials may occur from time to time. In addition to shortages, we could experience quality problems with these materials, which could result in returning them to our suppliers. These shortages and returns could extend the turnaround times of our manufacturing services. If our supply of materials is interrupted for any reason, or our manufacturing turnaround times are extended, our financial condition and results of operations could be adversely affected.

We relocated the substantial majority of our manufacturing operations from Austin, Texas to Reynosa, Mexico; our failure to continue to manage these operations, as well as issues associated with the location of this facility, could materially and adversely affect our business.

We relocated our high-volume manufacturing capacity from our Austin, Texas facility to our manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the six months ended June 30, 2006, we manufactured virtually all of our units in Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

We operate our manufacturing facility in Mexico as a Maquiladora and any loss of this status or change in the laws affecting Maquiladora, or disputes with the labor union in Mexico, could materially harm our business, financial condition and results of operations.

In the six months ended June 30, 2006, we manufactured virtually all of our memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into

Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

•	compliance with the terms of the Maquiladora authorization program;

•	proper utilization of imported materials;

•	hiring and training of Mexican personnel;

•	compliance with tax, labor, exchange control and notice provisions and regulations, both in the United States and in Mexico; and

•	compliance with local and national constraints.

Because assembly operations in Mexico continue to be less expensive than comparable operations in the United States, in recent years many companies have established Maquiladora operations in the Reynosa area to take advantage of lower labor costs. Increasing demand for labor, particularly skilled labor and professionals, from new and existing Maquiladora operations could in the future result in increased labor costs. The loss of our Maquiladora status, changes in the Maquiladora program, the inability to recruit, hire and retain qualified employees, a significant increase in labor costs, unfavorable exchange rates or interruptions in the trade relations between the United States and Mexico could have a material adverse effect on our business, financial condition and results of operation.

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of June 30, 2006, 370, or 80%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

We derive a substantial portion of our revenue from our license agreement with Samsung. Royalties paid to us by Samsung generally have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it utilized in the past, which could materially harm our business, financial condition and results of operations.

We receive the substantial majority of our license revenue from our license agreement with Samsung. This agreement requires that Samsung pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. Royalties paid to us by Samsung generally have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it has utilized in the past. As of June 30, 2006, the remaining residual value of the customer relationship intangible asset associated with this contract was $4.8 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of June 30, 2006, no impairment had been recorded.

The consumer electronics market is a highly competitive and volatile market and if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

In the fourth quarter of 2005, we formed the Consumer and Emerging Business Unit in order to expand our technologies into the consumer electronics market, particularly the consumer Flash market, as well as key markets involving industrial, medical and military applications. We believe our package-stacking technologies and manufacturing processes are directly applicable to Flash memory market, but we are a recent entrant to this market, and many of the memory suppliers and memory module makers are increasingly focusing on the consumer Flash memory market. Further, the consumer market is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, dynamic customer demand patterns, seasonal revenue trends and a large number of competitors. In addition, the consumer market can be much more volatile than other segments of the memory market place. To be successful, we will need to continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; our ability to manage the risks associated with product transitions and production ramp issues; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. As a result, we cannot determine in advance the ultimate effect that new products will have on our sales, licensing or results of operations, and, as a result, if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

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

In addition, to the extent that Austin Ventures continues to beneficially own a significant portion of our outstanding common stock, although less than a majority, it will continue to have a significant influence over all matters submitted to our stockholders and to exercise significant control over our business policies and affairs. Under our certificate of incorporation, as amended, if Austin Ventures ceases to own at least 30% of our outstanding common stock, the approval of the holders of at least two-thirds of our common stock will be required for stockholders to amend our certificate of incorporation or bylaws, to increase or decrease the authorized number of shares of our capital stock or to remove a director. Furthermore, concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders. Austin Ventures is not prohibited from selling a controlling interest in us to any third party.

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

Our manufacturing facility is located in Reynosa, Mexico, and earthquakes, fires, flooding or other natural disasters in this location, or an epidemic, political unrest, war, labor strikes or work stoppages, or interruptions in supply or utilities at this location would likely result in the disruption of our manufacturing services, cause significant delays in shipments of our products and materially and adversely affect our operating results.

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

Industry standards are continually evolving, and our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to implement new services and technologies to ensure compliance with relevant standards. If our products or those of our customers are not in compliance with prevailing industry standards for a significant period of time, we may not be able to sell our services and technologies and our financial condition and results of operations would suffer. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would and our business, financial condition and results of operations would be adversely affected.

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

We have found it necessary to litigate against others, including our customers, to enforce our intellectual property and contractual and commercial rights, as well as to challenge the validity and scope of the proprietary rights of others and to defend against claims of infringement or invalidity.

We may be involved in costly legal proceedings involving our contracts, which could include our licensees, potential licenses or strategic partners.

We may become involved in a dispute relating to our contracts, which could include or be with a licensee, potential licensee or strategic partner. Any such dispute could cause the licensee or strategic partner to cease making royalty or other payments to us and could substantially damage our relationship with the company on both business and technical levels. Any litigation stemming from such a dispute could be very expensive. Litigation could also severely disrupt or shut down the business operations of our licensees or strategic partners, which in turn would significantly harm our ongoing relations with them and cause us to lose royalties. Any such litigation could also harm our relationships with other licensees or our ability to gain new customers, which may postpone licensing decisions pending the outcome of the litigation.

Our failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

We are subject to various and frequently changing federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including clean-up costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required for our facilities. These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollutant emissions or decrease the likelihood of accidental releases of hazardous substances.

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our sites or the imposition of new clean-up requirements could require us to curtail our operations, restrict our future expansion, subject us to liability and cause us to incur future costs that would have a negative effect on our financial condition and results of operations.

Economic, political and other risks associated with international sales and operations could adversely affect our revenue.

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 23% in the first six months of 2006, 37% in 2005, and 59% in 2004. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on the uniform and historically consistent application of United States patent laws and regulations. Congress is currently considering modifying the U.S. patent laws, and the Patent and Trademark Office is considering modifying certain regulations relating to filing for patent protection. Some of these modifications may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or a payment of royalties. These changes could have a negative affect on our licensing program and, therefore, the royalties we would receive.

Recently enacted and proposed changes in securities laws and regulations have increased our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the SEC, have required changes to some of our corporate governance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the National Association of Securities Dealers has adopted revisions to its requirements for companies, such as us, that propose to have securities listed on the Nasdaq Stock Market. These new rules and regulations have increased our legal and financial compliance costs, and have made some activities more difficult, time consuming and costly. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members for our board of directors, particularly to serve on our audit committee, as well as qualified executive officers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by us or on our behalf of shares of our common stock during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April	—		$—		—	Approx. $	9.9 million
May	86,700	(1)	$5.95	(2)	86,700	Approx. $	9.4 million
June	156,900	(1)	$5.54	(2)	156,900	Approx. $	8.6 million

TOTAL	243,600		$5.68	(2)	243,600

(1)	On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholders on April 20, 2006. Following are the results of voting on proposals submitted to stockholders at the annual meeting,

Proposal No. 1: Election of Directors. The following individuals were elected as directors:

Name	For	Withheld
Joseph C. Aragona	43,409,844	1,431,573
James W. Cady	43,422,244	1,419,173
Harvey B. Cash	44,622,430	218,987
Kevin P. Hegarty	44,799,330	42,087
Clark W. Jernigan	43,409,044	1,432,373
Edward E. Olkkola	43,549,768	1,291,649
Wayne R. Lieberman	43,560,568	1,280,849
A. Travis White	43,956,181	885,236

Proposal No. 2: Approval of 2006 Equity-Based Compensation Plan. Our proposed 2006 equity-based compensation plan was approved as follows:

For:	37,182,847
Against:	2,298,258
Abstain:	740,110

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	8-K	000-50553	3.1	4/25/06

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Staktek 2006 Equity-Based Compensation Plan	S-8	333-133494	10.1	4/24/06

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

*	- Constitutes compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer
Date: August 10, 2006

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: August 10, 2006