Form 10-Q
period 2006-09-30
STAKTEK HOLDINGS INC
filed 2006-11-07
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2006, was 48,173,842.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,202	$38,011
Investments	40,071	35,696
Accounts receivable	7,332	5,062
Inventories	1,129	706
Prepaid expenses	927	598
Income tax recoverable	3,009	2,310
Other current assets	955	1,100

Total current assets	90,625	83,483

Property, plant and equipment, net	7,393	9,443
Goodwill	28,081	28,081
Other intangibles, net	11,703	17,041
Other assets	196	301

Total assets	$137,998	$138,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000	$403
Accrued liabilities	3,002	3,282
Deferred revenue	—	283

Total current liabilities	4,002	3,968

Other accrued liabilities	259	246
Deferred tax liabilities	1,409	2,851

Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized;
52,405,150 shares and 51,809,007 shares issued at September 30, 2006 and December 31, 2005, respectively	52	51
Additional paid-in capital	155,259	156,252
Treasury stock, at cost; 4,231,308 shares and 3,413,020 shares at September 30, 2006 and December 31, 2005, respectively	(17,239)	(12,572)
Deferred stock-based compensation	—	(6,332)
Accumulated other comprehensive loss	(3)	(32)
Accumulated deficit	(5,741)	(6,083)

Total stockholders’ equity	132,328	131,284

Total liabilities and stockholders’ equity	$137,998	$138,349

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue:
Services	$11,271	$8,804
License	3,430	3,989

Total revenue	14,701	12,793
Cost of revenue:
Services (1)	6,929	7,044
Amortization of acquisition intangibles	1,655	3,234

Total cost of revenue	8,584	10,278

Gross profit	6,117	2,515
Operating expenses:
Selling, general and administrative (1)	3,806	3,800
Research and development (1)	2,316	1,552
Restructuring	—	454
Amortization of acquisition intangibles	205	254

Total operating expenses	6,327	6,060

Loss from operations	(210)	(3,545)
Other income (expense):
Interest income	824	463
Interest expense	—	(1)
Other	(47)	(28)

Total other income, net	777	434

Income (loss) before income taxes	567	(3,111)
Benefit for income taxes	(33)	(496)

Net income (loss)	$600	$(2,615)

Earnings (loss) per share:
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Shares used in computing earnings (loss) per share:
Basic	48,187	48,725
Diluted	49,682	48,725
(1) Includes stock-based compensation as follows:

Cost of revenue	$98	$84
Selling, general and administrative expense	1,245	1,174
Research and development expense	263	25

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenue:
Services	$31,997	$24,574
License	9,603	15,007

Total revenue	41,600	39,581
Cost of revenue:
Services (1)	20,478	22,073
Amortization of acquisition intangibles	4,967	9,703

Total cost of revenue	25,445	31,776

Gross profit	16,155	7,805
Operating expenses:
Selling, general and administrative (1)	11,115	12,746
Research and development (1)	6,331	3,695
Restructuring	391	1,015
Amortization of acquisition intangibles	613	760

Total operating expenses	18,450	18,216

Loss from operations	(2,295)	(10,411)
Other income (expense):
Interest income	2,235	1,225
Interest expense	(5)	(5)
Other	(82)	(54)

Total other income, net	2,148	1,166

Loss before income taxes	(147)	(9,245)
Benefit for income taxes	(489)	(2,242)

Net income (loss)	$342	$(7,003)

Earnings (loss) per share:
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

Shares used in computing earnings (loss) per share:
Basic	48,181	48,695
Diluted	49,885	48,695
(1) Includes stock-based compensation as follows:

Cost of revenue	$392	$460
Selling, general and administrative expense	3,437	5,422
Research and development expense	778	57

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$342	$(7,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	8,851	14,475
Stock-based compensation expense	4,607	5,939
Excess tax benefit related to the exercise of employee stock options	(216)	—
Other non-cash charges	6	88
Deferred income taxes	(1,673)	(3,877)
Net change in operating assets and liabilities	(3,192)	(2,550)

Net cash provided by operating activities	8,725	7,072

Cash flows from investing activities:
Purchases of investments	(33,379)	(72,584)
Sales and maturities of investments	28,966	79,212
Additions to property, plant and equipment	(1,204)	(4,249)
Proceeds from sale of equipment	226	55
Patent application costs	(410)	(453)

Net cash provided by (used in) investing activities	(5,801)	1,981

Cash flows from financing activities:
Net proceeds from the issuance of common stock	718	258
Excess tax benefit related to the exercise of employee stock options	216	—
Share repurchases	(4,667)	(6,607)
Payments on capitalized lease obligations	—	(53)

Net cash used in financing activities	(3,733)	(6,402)

Net (decrease) increase in cash and cash equivalents	(809)	2,651
Cash and cash equivalents at beginning of period	38,011	39,984

Cash and cash equivalents at end of period	$37,202	$42,635

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (we, us or our) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported assets, liabilities, revenue and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In addition, operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

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

2. Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	September 30, 2006	December 31, 2005
Raw materials	$740	$629
Work in process	157	20
Finished goods	232	57

	$1,129	$706

3. Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses and tax-exempt income. Foreign income tax includes withholding tax on certain royalty income received from foreign customers.

We recorded a benefit for income taxes of $33,000 in the third quarter of 2006, which included a $0.6 million benefit, or $0.01 per share, as a result of increasing our estimated annual effective tax rate. The third quarter benefit also included the tax effect of option exercises. For the nine months ended September 30, 2006, we recorded a benefit for income taxes of $0.5 million.

4. Restructuring

During 2005, we recorded a restructuring charge totaling $1.0 million resulting from workforce reductions of 76 employees. In April 2006, we recorded an additional restructuring charge of approximately $0.4 million for separation costs for a workforce reduction of 29 employees. Both restructurings were the result of the transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy. The following table details the changes in the restructuring accrual (in thousands) during the nine months ended September 30, 2006:

Restructuring accrual at December 31, 2005	$428
Restructuring expenses accrued	391
Payments of restructuring expenses	(787)

Restructuring accrual at September 30, 2006	$32

As of September 30, 2006, approximately $25,000 of the restructuring accrual was included in long-term liabilities.

5. Credit Facility

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which currently has a maturity date of June 25, 2007. We may borrow up to $20.0 million at any given time for a one-year term under this agreement. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement. As of September 30, 2006, we were in compliance with these covenants and had not borrowed under this agreement.

6. Commitments and Contingencies

At September 30, 2006, approximately 82% of our employees in Mexico, or approximately 70% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers, one of whom is no longer an executive officer but remains on our Board of Directors (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004. In April 2005, the case was transferred to federal district court in Austin, Texas, and in June 2005, the plaintiff amended her complaint, adding our chairman of the board as a defendant. A class has not been certified at this time. We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2006, we were not involved in any other material legal proceedings.

7. Common Stock

Of the 52,405,150 shares and 51,809,007 shares of common stock issued as of September 30, 2006 and December 31, 2005, respectively, 211,152 shares and 436,786 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During the first nine months of 2006, we purchased 818,288 shares of our stock under this program at a total cost of approximately $4.7 million.

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

Information with respect to stock option activity for the nine months ended September 30, 2006 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,168,139	$3.01
Granted	449,750	$6.12
Exercised	(567,190)	$1.02
Cancelled or forfeited	(227,924)	$2.93

Outstanding at September 30, 2006	4,822,775	$3.54	8.2	$17,052

Options exercisable at September 30, 2006	2,371,515	$3.25	7.6	$7,694

As of September 30, 2006, there was approximately $9.0 million of unrecognized compensation cost related to outstanding stock options. For the nine months ended September 30, 2006, the total intrinsic value of exercised stock options was $2.9 million.

For grants issued during the three and nine months ended September 30, 2006, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	61.0%	61.0% - 62.0%
Dividend yield	0.0%	0.0%
Expected term (in years)	7.0 - 10.0	7.0 - 10.0
Risk-free interest rate	4.6% - 4.7%	4.6% - 5.2%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options issued to employees is estimated based on the average of the vesting period and contractual term of the option. The expected term of options issued to non-employees is based on the contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the nine months ended September 30, 2006 was $3.99. During the three and nine months ended September 30, 2006, we recorded share-based compensation expense for options of approximately $1.4 million and $4.3 million, respectively.

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

The following table illustrates the previously disclosed pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(2,615)	$(7,003)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net loss as reported	1,030	5,180
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(1,365)	(6,159)

Pro forma net loss	$(2,950)	$(7,982)

Loss per share:
Basic - as reported	$(0.05)	$(0.14)

Basic - pro forma	$(0.06)	$(0.16)

Diluted - as reported	$(0.05)	$(0.14)

Diluted - pro forma	$(0.06)	$(0.16)

Employee Stock Purchase Plan

During the second quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), pursuant to which eligible employees may contribute a portion of their base compensation to purchase shares of our common stock at a price equal to 85% of the fair market value on the date of exercise. As of September 30, 2006, we had 1.0 million authorized shares under this plan, of which approximately 49,000 shares have been issued. In accordance with SFAS 123(R), we recognize expense based on the 15% discount at purchase. For the three and nine months ended September 30, 2006, ESPP compensation expense was approximately $8,000 and $25,000, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of September 30, 2006, we had 800,000 authorized shares under this plan. For the nine months ended September 30, 2006, we granted 386,610 RSUs. RSUs generally vest over a four-year period.

Information with respect to RSU activity for the nine months ended September 30, 2006 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	—	$—
Granted	386,610	$6.73
Vested	—	$—
Cancelled	(8,834)	$6.73

Outstanding at September 30, 2006	377,776	$6.73

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and nine months ended September 30, 2006, RSU compensation expense was $0.2 million and $0.3 million, respectively. As of September 30, 2006, there was approximately $2.1 million of unrecognized compensation cost related to outstanding RSUs, which we expect to recognize over a weighted average period of 3.4 years.

As a result of adopting SFAS 123(R), our loss before income taxes and net income for the nine months ended September 30, 2006 were approximately $1.6 million higher and $0.8 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.01 lower than if we had continued to account for shared-based compensation under APB 25.

9. Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows (in thousands) at the respective dates:

	September 30, 2006	December 31, 2005
Unrealized loss on investments, net of tax	$(3)	$(32)

Accumulated other comprehensive loss	$(3)	$(32)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Net income (loss)	$600	$(2,615)
Change in unrealized loss on investments, net of tax	35	(16)

Comprehensive income (loss), net of tax	$635	$(2,631)

	Nine Months Ended September 30,
	2006	2005
Net income (loss)	$342	$(7,003)
Change in unrealized loss on investments, net of tax	29	(33)

Comprehensive income (loss), net of tax	$371	$(7,306)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended September 30,
	2006	2005
Numerator:
Net income (loss)	$600	$(2,615)

Denominator:
Weighted average common shares outstanding	48,432	49,370
Less: Weighted average common shares subject to repurchase	245	645

Total weighted average common shares used in computing basic earnings (loss) per share	48,187	48,725
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	1,495	—

Total weighted average common shares used in computing diluted earnings (loss) per share	49,682	48,725

Earnings (loss) per share:
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

	Nine Months Ended September 30,
	2006	2005
Numerator:
Net income (loss)	$342	$(7,003)

Denominator:
Weighted average common shares outstanding	48,492	49,982
Less: Weighted average common shares subject to repurchase	311	1,287

Total weighted average common shares used in computing basic earnings (loss) per share	48,181	48,695
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	1,704	—

Total weighted average common shares used in computing diluted earnings (loss) per share	49,885	48,695

Earnings (loss) per share:

Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

For the three and nine months ended September 30, 2006, there were approximately 1,684,000 and 1,266,000 potentially dilutive weighted common shares, respectively, that were not included in our earnings per share calculation as their impact would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with accounting principles generally accepted in the United States.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 filed with the SEC on March 8, 2006 and amended on July 19, 2006. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the changing composition of our major customer base; the sales of our products to a limited number of customers and with a limited number of key technologies; most of our revenue coming from our Stakpak solutions; deriving a significant portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief regarding the future of planar technologies; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business; our intent to grow our business through business combinations or other acquisitions; our intent to expand our research and development activities; our belief that our future success will depend upon our ability to attract and retain personnel; our intent to exploit our intellectual properties and capability to establish market leadership in new technologies; our intent to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the SEC, specifically our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006 and amended on July 19, 2006, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of September 30, 2006, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities to establish market leadership in new technologies.

Our current products include:

•	Value Stakpak®, which targets the low-end server market and potentially certain consumer electronics products, which do not demand the same thermal performance as the high-end server market;

•	Performance Stakpak®, which is targeted at the server and router markets and is designed to deliver superior thermal performance and high reliability;

•	High Performance Stakpak®, which is also targeted at the server and router markets, and is designed to utilize next-generation memory devices that are packaged in non-leaded packages;

•	ArctiCore, which is targeted at enterprise and consumer applications for servers, laptops, camcorders, medical equipment, military equipment and mobile devices. ArctiCore utilizes a double-sided, multi-layered flexible circuit folded around a rigid aluminum core to significantly increase the area available for mounting devices. Simultaneously, ArctiCore enhances thermal management, improves reliability and offers a thinner overall profile compared to current standard dual in-line memory modules (DIMMs);

•	FlashStakTM which addresses the needs of high-capacity data storage devices, such as USB devices, portable MP3 players, memory cards and Flash-based solid state drives; and

•	System Stakpak®, which enables stacking multiple heterogeneous integrated circuit subsystem components, such as processors, Flash memory and dynamic random access memory (DRAM), as a single packaged module.

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

Results of Operations - a comparison of the three months ended September 30, 2006 and 2005

The following tables present our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2006	2005
Revenue:
Services	76.7%	68.8%
License	23.3	31.2

Total revenue	100.0	100.0
Cost of revenue:
Services	47.1	55.0
Amortization of acquisition intangibles	11.3	25.3

Total cost of revenue	58.4	80.3

Gross profit	41.6	19.7
Operating expenses:
Selling, general and administrative	25.9	29.7
Research and development	15.7	12.1
Restructuring	—	3.6
Amortization of acquisition intangibles	1.4	2.0

Total operating expenses	43.0	47.4

Loss from operations	(1.4)	(27.7)
Other income, net	5.3	3.4

Income (loss) before income taxes	3.9	(24.3)
Benefit for income taxes	(0.2)	(3.9)

Net income (loss)	4.1%	(20.4%)

Revenue

	Three Months Ended September 30,		Change
	2006	2005
	(in thousands)
Services revenue	$11,271	$8,804	28.0%
License revenue	3,430	3,989	(14.0)

Total revenue	$14,701	$12,793	14.9%

Our services revenue for the third quarter of 2006 was $11.3 million, an increase of 28.0% from the $8.8 million of services revenue for the third quarter of 2005. License revenue for the third quarter of 2006 was $3.4 million, a decrease of 14.0% from the $4.0 million of license revenue for the third quarter of 2005.

Our increase in services revenue in the third quarter of 2006, as compared to the third quarter of 2005, was the result of an increase between the periods in the overall demand for our stacking services, and in particular, an increase in demand for products based on our High Performance Stakpak chip-scale package stacking technologies.

The reduction in our license revenue in the third quarter of 2006, compared with the third quarter of 2005, was mainly due to an initial license fee recognized during the third quarter of 2005 in connection with our license agreement with SMART Modular Technologies, Inc. We did not recognize a similar license fee during the third quarter of 2006.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended September 30,
	2006	2005
Samsung	23%	23%
Netlist	21%	*
HP	19%	14%
Micron	18%	25%
SMART	13%	17%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended September 30,		Change
	2006	2005
	(in thousands)
Gross profit	$6,117	$2,515	143.2%
Percent of total revenue	41.6%	19.7%

Gross profit for the three months ended September 30, 2006 was $6.1 million, or 41.6% of our total revenue, compared to $2.5 million, or 19.7% of our total revenue, for the three months ended September 30, 2005.

The increase in our gross profit for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was primarily the result of a $2.6 million increase in our services gross margin (defined as services revenue less services cost of revenue) and a $1.6 million decrease in the amortization of acquisition intangibles. Our services gross margin improved due to the $2.5 million increase in services revenue and a decrease in services cost of revenue due primarily to the transition of virtually all of our manufacturing to Reynosa, Mexico.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and, therefore, we have not restated results for prior periods. Our results of operations for the third quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the third quarter of 2006, we recorded $1.6 million in pre-tax, stock-based compensation expense, of which $0.1 million was included in cost of revenue, $1.2 million was included in selling, general and administrative expense and $0.3 million was included in research and development expense. During the third quarter of 2005, we recorded $1.3 million in pre-tax, stock-based compensation expense, of which $0.1 million was included in cost of revenue, $1.2 million was included in selling, general and administrative expense and $25,000 was included in research and development expense.

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees.

Selling, general and administrative expense

	Three Months Ended September 30,
	2006	2005	Change
	(in thousands)
Selling, general and administrative	$3,806	$3,800	0.2%
Percent of total revenue	25.9%	29.7%

Selling, general and administrative expense for the three months ended September 30, 2006 was $3.8 million, or 25.9% of total revenue. This amount reflected an increase of approximately $6,000, or 0.2%, compared to selling, general and administrative expense of $3.8 million, or 29.7% of total revenue, in the three months ended September 30, 2005. For both the third quarter of 2006 and 2005, selling, general and administrative expense included stock-based compensation expense of $1.2 million.

Research and development expense

	Three Months Ended September 30,
	2006	2005	Change
	(in thousands)
Research and development	$2,316	$1,552	49.2%
Percent of total revenue	15.7%	12.1%

Research and development expense for the three months ended September 30, 2006 was $2.3 million, or 15.7% of total revenue, which reflected an increase of $0.8 million, or 49.2%, compared with research and development expense of $1.6 million, or 12.1% of total revenue, for the three months ended September 30, 2005. For the third quarter of 2006 and 2005, research and development expense included stock-based compensation expense of approximately $0.3 million and $25,000, respectively.

Increased research and development expense in the three months ended September 30, 2006, compared to the three months ended September 30, 2005, resulted from expenditures associated with the development of our non-leaded technologies, ArctiCore, System Stakpak and other new product initiatives, and recording stock-based compensation of $0.3 million. We intend to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-3, non-DRAM homogeneous circuits and heterogeneous circuits. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us to qualify and manufacture products based on these new technologies.

Amortization of acquisition intangibles

	Three Months Ended September 30,
	2006	2005	Change
	(in thousands)
Amortization of acquisition intangibles	$1,860	$3,488	(46.7)%

Amortization of acquisition intangibles was $1.9 million for the three months ended September 30, 2006, a decrease of $1.6 million, or 46.7%, compared to $3.5 million for the three months ended September 30, 2005.

The acquisition intangibles were originally valued using a discounted cash flow methodology. Each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Other income, net

	Three Months Ended September 30,
	2006	2005	Change
	(in thousands)
Other income, net	$777	$434	79.0%

Other income, net for the three months ended September 30, 2006, was $0.8 million, as compared to $0.4 million for the three months ended September 30, 2005.

The change in other income, net from the third quarter of 2005 to the third quarter of 2006, was due primarily to an improved rate of return on investments.

Benefit for income taxes

We recorded an income tax benefit of $33,000 and $0.5 million for the three months ended September 30, 2006 and 2005, respectively. The income tax benefit recorded in the third quarter of 2006 included a $0.6 million benefit, or $0.01 per share, as a result of increasing our estimated annual effective tax rate. The third quarter benefit also included the tax effect of option exercises.

Our actual effective tax rate for the third quarter of 2006 differed from our estimated effective tax rate for the year mainly because of the $0.6 million benefit recorded due to increasing our estimated annual effective tax rate and due to the tax effect of option exercises.

Results of Operations - a comparison of the nine months ended September 30, 2006 and 2005

The following tables present our operating results for the periods indicated as a percentage of revenue:

	Nine Months Ended September 30,
	2006	2005
Revenue:
Services	76.9%	62.1%
License	23.1	37.9

Total revenue	100.0	100.0
Cost of revenue:
Services	49.2	55.8
Amortization of acquisition intangibles	12.0	24.5

Total cost of revenue	61.2	80.3

Gross profit	38.8	19.7
Operating expenses:
Selling, general and administrative	26.7	32.2
Research and development	15.2	9.3
Restructuring	0.9	2.6
Amortization of acquisition intangibles	1.5	1.9

Total operating expenses	44.3	46.0

Loss from operations	(5.5)	(26.3)
Other income, net	5.1	2.9

Loss before income taxes	(0.4)	(23.4)
Benefit for income taxes	(1.2)	(5.7)

Net income (loss)	0.8%	(17.7%)

Revenue

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Services revenue	$31,997	$24,574	30.2%
License revenue	9,603	15,007	(36.0)

Total revenue	$41,600	$39,581	5.1%

Our services revenue for the nine months ended September 30, 2006 was $32.0 million, an increase of 30.2% from the $24.6 million services revenue for the nine months ended September 30, 2005. License revenue for the nine months ended September 30, 2006 was $9.6 million, a decrease of 36.0% from the $15.0 million license revenue for the nine months ended September 30, 2005.

Our increase in services revenue during the first nine months of 2006 was the result of a shift toward next-generation technology that utilizes a different DRAM package type that carries a higher selling price. There has been a transition from stacked products based on leaded packages to next-generation, stacked products based on ball grid array, or BGA, packages. During the first nine months of 2006, we experienced a decrease in the number of leaded packages, which was more than offset by an increase in higher-priced BGA packages, compared to similar units shipped in the first nine months of 2005.

The decrease in our license revenue in the first nine months of 2006, compared with the first nine months of 2005, was mainly the result of decreased royalties from Samsung.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Nine Months Ended September 30,
	2006	2005
Netlist	23%	*
Samsung	21%	34%
HP	20%	16%
Micron	15%	20%
SMART	12%	13%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Gross profit	$16,155	$7,805	107.0%
Percent of total revenue	38.8%	19.7%

Gross profit for the nine months ended September 30, 2006 was $16.2 million, or 38.8% of our total revenue, compared to $7.8 million, or 19.7% of our total revenue, for the nine months ended September 30, 2005.

The increase in our gross profit for the nine months ended September 30, 2006, compared to September 30, 2005, was primarily the result of a $9.0 million increase in our services gross margin and a $4.7 million decrease in the amortization of acquisition intangibles. Our services gross margin improved due to the $7.4 million increase in services revenue and a decrease in services cost of revenue due primarily to the transition of virtually all of our manufacturing to Reynosa, Mexico.

Stock-Based Compensation Expense

During the first nine months of 2006, we recorded $4.6 million in pre-tax, stock-based compensation expense, of which $0.4 million was included in cost of revenue, $3.4 million was included in selling, general and administrative expense and $0.8 million was included in research and development expense. During the first nine months of 2005, we recorded $5.9 million in pre-tax, stock-based compensation expense, of which $0.5 million was included in cost of revenue, $5.4 million was included in selling, general and administrative expense and $57,000 was included in research and development expense.

Selling, general and administrative expense

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Selling, general and administrative	$11,115	$12,746	(12.8)%
Percent of total revenue	26.7%	32.2%

Selling, general and administrative expense for the nine months ended September 30, 2006 was $11.1 million, or 26.7% of total revenue. This amount reflected a decrease of approximately $1.6 million, or 12.8%, compared to selling, general and administrative expense of $12.7 million, or 32.2% of total revenue, in the nine months ended September 30, 2005. For the first nine months of 2006 and 2005, selling, general and administrative expense included stock-based compensation expense of $3.4 million and $5.4 million, respectively.

The reduction in our selling, general and administrative expense in the first nine months of 2006, compared to the first nine months of 2005, was primarily due to a decrease in stock-based compensation expense of $2.0 million, partially offset by a net increase in personnel and other costs of $0.4 million.

Research and development expense

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Research and development	$6,331	$3,695	71.3%
Percent of total revenue	15.2%	9.3%

Research and development expense for the nine months ended September 30, 2006 was $6.3 million, or 15.2% of total revenue, which reflected an increase of $2.6 million, or 71.3%, compared with research and development expense of $3.7 million, or 9.3% of total revenue, for the nine months ended September 30, 2005. For the first nine months of 2006 and 2005, research and development expense included stock-based compensation expense of approximately $0.8 million and $57,000, respectively.

Increased research and development expense in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, resulted from expenditures associated with the development of our non-leaded technologies, ArctiCore, System Stakpak and other new product initiatives, and recording stock-based compensation expense of $0.8 million.

Restructuring expense

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Restructuring	$391	$1,015	(61.5)%

Restructuring expense for the nine months ended September 30, 2006 was $0.4 million, which reflected a decrease of $0.6 million, or 61.5%, compared with restructuring expense of $1.0 million for the nine months ended September 30, 2005.

The restructuring expense for the nine months ended September 30, 2006 and 2005 included costs associated with the termination of 29 and 75 employees, respectively. Both restructurings were the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy.

Amortization of acquisition intangibles

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Amortization of acquisition intangibles	$5,580	$10,463	(46.7)%

Amortization of acquisition intangibles was $5.6 million for the nine months ended September 30, 2006, a decrease of $4.9 million, or 46.7%, compared to $10.5 million for the nine months ended September 30, 2005.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the annual amortization expense of these intangibles was scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis.

Other income, net

	Nine Months Ended September 30,
	2006	2005	Change
	(in thousands)
Other income, net	$2,148	$1,166	84.2%

Other income, net for the nine months ended September 30, 2006, was $2.1 million, as compared to $1.2 million for the nine months ended September 30, 2005. The year to date September 2006 income tax benefit includes the tax effect of option exercises.

The change in other income, net from the first nine months of 2005 to the first nine months of 2006 was due primarily to an improved rate of return on investments.

Benefit for income taxes

We recorded an income tax benefit of $0.5 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. The year to date September 30, 2006 income tax benefit included the tax effect of option exercises.

Our actual effective tax rate for the nine months ended September 30, 2006 differed from our estimated effective tax rate for the year mainly due to the tax implications of option exercises.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $86.6 million, including $77.3 million of cash, cash equivalents and investments, compared to working capital of $79.5 million, including $73.7 million of cash, cash equivalents and investments, as of December 31, 2005.

Net cash provided by operating activities was $8.7 million for the nine months ended September 30, 2006, compared to $7.1 million for the nine months ended September 30, 2005. The increase in net cash provided by operating activities was primarily due to a $7.3 million increase in net income and an increase of $1.6 million in cash flows from operating assets and liabilities and deferred income taxes, partially offset by a reduction in depreciation and intangible amortization of $5.6 million and a decrease in stock-based compensation expense of $1.3 million.

Net cash used in investing activities was $5.8 million for the nine months ended September 30, 2006, compared to net cash provided by investing activities of $2.0 million for the nine months ended September 30, 2005. The change in net cash used in investing activities was due primarily to $4.4 million of purchases of investments, net of sales and maturities, during 2006 as compared to $6.6 million of cash from sales and maturities of investments, net of purchases, during 2005 partially offset by lower expenditures for property, plant and equipment of $3.0 million.

Net cash used in financing activities during the nine months ended September 30, 2006 was $3.7 million, compared to $6.4 million for the nine months ended September 30, 2005. The decrease in net cash used in financing activities was primarily related to a $1.9 million reduction in purchases of stock under our stock repurchase program and a $0.5 million increase in net proceeds received from the issuance of common stock under our employee stock plans.

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which currently has a maturity date of June 25, 2007. We may borrow up to $20.0 million at any given time for a one-year term under this agreement. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement. As of September 30, 2006, we were in compliance with these covenants and had not borrowed under this agreement.

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

Initial license fees are recognized when (1) we enter into a legally binding arrangement with a customer for the license, (2) we deliver the products, (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is reasonably assured. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in services revenue.

Royalty revenue from our license agreements is recognized in the quarter in which our licensees report royalties to us. Our licensees typically do not provide us with forward estimates or current-quarter information concerning their shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which the licensees actually ship products using our technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is reasonably assured.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48) “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the recognition threshold and measurement of an uncertain tax position taken or expected to be taken in a tax return and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect the adoption of FIN 48 will have on our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Most of our transactions are denominated in U.S. dollars. The functional currency of our subsidiaries in Mexico is the U.S. dollar. As a result, we have little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe that our currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 30, 2006, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At September 30, 2006 and 2005, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate would be dependent upon our outstanding borrowings. As of September 30, 2006, we had not borrowed under this credit agreement.

ITEM 4. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective for this purpose.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

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

Helen Holzwasser v. Staktek Holdings, Inc., James. W. Cady and William Kirk Patterson

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers, one of whom is no longer an executive officer but remains on our Board of Directors (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004. In April 2005, the case was transferred to federal district court in Austin, Texas, and in June the plaintiff amended her complaint, adding our chairman of the board as a defendant. A class has not been certified at this time. We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 30, 2006, we were not involved in any other material legal proceedings.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 91% of our total revenue in the first nine months of 2006, 86% of our total revenue in 2005, and 86% of our total revenue in 2004. In particular, Samsung accounted for most of our license revenue and 21% of our total revenue in the first nine months of 2006, and Netlist, HP, Micron Technology and SMART accounted for 23%, 20%, 15% and 12%, respectively, of our total revenue in the first nine months of 2006. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung is based in South Korea. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty, as well as more recent related geopolitical developments, have created unrest. This unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea, and therefore, Samsung, which could have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, memory packages have been developed that place multiple memory chips into a single package that allows these memory chips to fit in the same area as a single Stakpak. Other competitors utilize competing technologies that stack standard memory chips. We also could face competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products, and could provide the market with cost-effective memory solutions that outperform our Stakpak solutions.

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

If we manufacture memory products that are defective, used in defective or malfunctioning products or contain defective components, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, we cannot assume that it will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, results of operations and reputation, and on our ability to attract and retain licensees and customers.

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

We may make acquisitions that are dilutive to existing shareholders, result in unanticipated accounting charges or otherwise adversely affect our results of operations.

We intend to grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our earnings and stockholders’ percentage ownership, reduce our cash reserves, incur substantial debt, or assume contingent liabilities.

Furthermore, acquisitions may require material infrequent charges and could result in adverse tax consequences, deferred compensation charges, substantial depreciation, in-process research and development charges, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill, any of which could negatively impact our results of operations.

As our current services and technology offerings evolve, we continue to derive a material portion of our revenue from royalties, which is inherently risky.

Because we expect a material portion of our future revenue to be derived from license royalties, our future success depends on:

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

Although we have engaged in discussions with potential licensees for our Stakpak technologies, we historically have not devoted significant resources to licensing our technologies and currently have only four license arrangements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption of our technologies by, and the incorporation of our technologies into products of, semiconductor manufacturers and OEMs;

•	the extent to which large equipment vendors and materials providers develop and supply tools and materials to enable manufacturing using our technologies on a cost-effective basis and in quantities sufficient to enable volume manufacturing;

•	the willingness of our licensees and others to make investments in the manufacturing process that supports our licensed technologies, and the amount and timing of those investments;

•	our licensees’ ability to design and assemble memory modules and other system parts that utilize our technologies in components qualified for use by OEMs;

•	any failure by our licensees to abide by compliance and quality control guidelines with respect to our proprietary rights;

•	actions by our licensees that could severely harm our ability to use our proprietary rights;

•	the pricing and demand for products incorporating memory modules and other system parts that utilize our licensed technologies;

•	our ability to structure, negotiate and enforce agreements for the determination and payment of royalties;

•	the cyclicality of supply and demand for products using our licensed technologies; and

•	competition we may face with respect to our licensees competing with our services business.

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

Failure by our licensees to introduce products using our technologies, as well as our licensees’ pricing policies, could limit our royalty revenue growth.

Because we expect a significant portion of our future revenue to be derived from royalties on semiconductors that use our licensed technology, our future success depends upon our licensees developing and introducing commercially successful products, as well as charging competitive prices for these products. Any of the following factors could limit our royalty revenue growth:

•	the willingness and ability of materials and equipment suppliers to produce materials and equipment that support our licensed technologies, in a quantity sufficient to enable volume manufacturing;

•	the ability of our licensees to purchase such materials and equipment on a cost-effective and timely basis;

•	the willingness of our licensees and others to make investments in the manufacturing processes that support our licensed technologies, and the amount and timing of those investments;

•	our licensees’ ability to design and assemble packages incorporating our technologies that are acceptable to their customers; and

•	the willingness of our licensees to set competitive prices so that products using our intellectual properties sell in significant volume.

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

We relocated virtually all of our manufacturing operations from Austin, Texas to Reynosa, Mexico; our failure to continue to manage these operations, as well as issues associated with the location of this facility, could materially and adversely affect our business.

We relocated virtually all of our manufacturing capacity from our Austin, Texas facility to our manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the nine months ended September 30, 2006, we manufactured virtually all of our units in Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

In the nine months ended September 30, 2006, we manufactured virtually all of our memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of September 30, 2006, 408, or 82%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

We derive a substantial portion of our revenue from our license agreement with Samsung. Royalties paid to us by Samsung generally have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it utilized in the past, which could materially harm our business, financial condition and results of operations.

We receive the substantial majority of our license revenue from our license agreement with Samsung. This agreement requires that Samsung pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. Royalties paid to us by Samsung generally have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it has utilized in the past. As of September 30, 2006, the remaining residual value of the customer relationship intangible asset associated with this contract was $3.9 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of September 30, 2006, no impairment had been recorded.

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

Our services and technologies are used to create products that comprise only a part of a larger system. Typically, the components of these systems comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of systems and devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or implemented consistently, and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected, which would harm our business.

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

We have been in the process of obtaining adoption of our ArctiCore technologies as a standard in the electronics industry by the JEDEC Solid State Technology Association (“JEDEC”). JEDEC policies and procedures require that member companies disclose any intellectual property they own and of which they are aware that may infringe a proposed standard. Kentron Technologies, Inc. (Kentron) and Chris Karabatsos, a principal of Kentron, have stated that they believe our ArctiCore technologies infringe on a pending patent application they have filed with the United Stated Patent and Trademark Office, which has not been publicly disclosed, but they have refused to disclose a complete copy of this patent application to either JEDEC or to us. Their allegations cannot be evaluated without disclosure of their pending patent application. Certain members of JEDEC have expressed concern regarding these allegations, which has resulted in a delay of the adoption of our ArctiCore technologies by JEDEC. In response to their actions, on August 1, 2006, we filed an action in the U.S. District Court for the Western District of Texas, Austin Division, against Kentron and the principal. We are seeking damages and injunctive relief, and have alleged that their actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation.

We may not be able to adequately address the issues raised by Kentron and its principal in a timely fashion, we may not succeed in our litigation, and we may be required to obtain a license from Kentron, if a license is available to us on reasonable terms. In addition, there can be no assurance that we will be able to sell or license any of our ArctiCore technologies even if JEDEC adopts some or all of them as a standard.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and Infineon and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 23% in the first nine months of 2006, 37% in 2005, and 59% in 2004. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

If industry or securities analysts do not continue to publish reports or research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends on the research and reports that industry and securities analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our stock price is likely to be volatile and could drop unexpectedly.

Our common stock has been publicly traded since February 2004. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. We have limited liquidity in terms of the number of outstanding shares of our common stock that are publicly traded, which may adversely affect the value of our stock. In addition, we have an ongoing stock repurchase program, which could further decrease our liquidity. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to any purchase made by us or on our behalf of shares of our common stock during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July	68,100	(1)	$6.12	(2)	68,100	Approx. $8.1 million
August	167,309	(1)	$5.31	(2)	167,309	Approx. $7.2 million
September	330,079	(1)	$5.76	(2)	330,079	Approx. $5.3 million

TOTAL	565,488		$5.67	(2)	565,488

(1)	On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	8-K	000-50553	3.1	4/25/06

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Staktek 2006 Equity-Based Compensation Plan	S-8	333-133494	10.1	4/24/06

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

*	Constitutes compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer
Date: November 6, 2006

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: November 6, 2006