Form 10-K/A
period 2005-12-31
STAKTEK HOLDINGS INC
filed 2006-11-15
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

We are providing this Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 8, 2006 (as amended, the “Original 10-K”) as amended by Amendment No. 1 filed with the Securities and Exchange Commission on July 19, 2006 (“Amendment No. 1”). This Amendment amends the Original 10-K solely for the purpose of correcting the inadvertent omission of our auditor’s signature on its Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the Original 10-K, we had on-hand (i) a manually signed and dated Report of Independent Registered Public Accounting Firm, (ii) a manually signed and dated Consent of Independent Registered Public Accounting Firm and (iii) manually signed and dated certifications of the principal executive officer and principal financial officer pursuant to Exchange Act Rule 13a-14(a).

This amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than (i) the addition of our auditor’s signature on its Report of Independent Registered Public Account Firm in Item 8, and (ii) the filing of certifications of our chief executive officer and chief financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002. The full text of Item 8 of the Original 10-K is set forth below with the addition of our auditor’s signature on its Report of Independent Registered Public Account Firm in Item 8 and replaces Item 8 of the Original 10-K in its entirety.

PART II

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

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Staktek Holdings, Inc.
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Predecessor Company
	2005	2004		Period from Jan. 1, 2003 to Aug. 20, 2003
Revenue:
Services	$33,641	$41,047	$21,020	$31,509
License	18,885	32,579	6,202	12,624

Total revenue	52,526	73,626	27,222	44,133
Cost of revenue:
Services	27,274	26,104	9,763	19,813
Amortization of acquisition intangibles	12,938	15,785	4,584	—
Amortization of deferred stock-based compensation and stock compensation expense	543	601	1,935	20

Total cost of revenue	40,755	42,490	16,282	19,833

Gross profit	11,771	31,136	10,940	24,300
Operating expenses:
Selling, general and administrative (1)	10,071	8,431	3,397	3,085
Research and development (1)	5,344	2,563	854	1,560
Business restructuring and acquisition	982	—	2,452	3,376
In-process research and development	—	—	700	—
Amortization of acquisition intangibles	1,013	1,855	1,058	—
Amortization of deferred stock-based compensation and stock compensation expense	6,638	4,376	3,734	22

Total operating expenses	24,048	17,225	12,195	8,043

Income (loss) from operations	(12,277)	13,911	(1,255)	16,257
Other income (expense):
Interest income	1,816	401	29	102
Interest expense	(7)	(1,210)	(3,107)	(12)
Other, net	(83)	(28)	(285)	(10)

Total other income (expense), net	1,726	(837)	(3,363)	80

Income (loss) before income taxes	(10,551)	13,074	(4,618)	16,337
Provision (benefit) for income taxes	(3,074)	5,268	656	6,861

Net income (loss)	(7,477)	7,806	(5,274)	9,476
Preferred stock dividends	—	(266)	(872)	—

Income (loss) available to common stockholders	$(7,477)	$7,540	$(6,146)	$9,476

Earnings (loss) per share:
Basic	$(0.15)	$0.16	$(0.17)	$5.16

Diluted	$(0.15)	$0.15	$(0.17)	$4.86

Shares used in computing earnings (loss) per share:
Basic	48,579	47,234	36,647	1,836
Diluted	48,579	50,996	36,647	1,949
__________
(1) Excludes the amortization of deferred stock-based compensation and stock compensation expense as follows:

Selling, general and administrative	$6,231	$4,313	$3,718	$22
Research and development	407	63	16	—

	$6,638	$4,376	$3,734	$22

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Predecessor Company
	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2002	1,824,776	$18	$4,374	$—	$(2)	$—	$40,029	$44,419

Exercise of stock options	12,645	—	128	—	—	—	—	128
Effect of variable stock option grants	—	—	41	—	1	—	—	42
Tax benefit from disqualifying disposition of incentive stock option shares	—	—	2,078	—	—	—	—	2,078
Net income	—	—	—	—	—	—	9,476	9,476

Balances at August 20, 2003	1,837,421	$18	$6,621	$—	$(1)	$—	$49,505	$56,143

	Staktek Holdings, Inc.
	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock at May 9, 2003 (inception)	36,549,999	$37	$463	$—	$—	$—	$—	$500

Issuance of stock options	—	—	24,345	—	(24,345)	—	—	—
Exercise of stock options	435,880	—	292	—	—	—	—	292
Exercise of stock options (shares subject to repurchase)	3,391,517	—	—	—	—	—	—	—
Issuance of warrant to purchase common stock	—	—	225	—	—	—	—	225
Amortization of deferred stock- based compensation	—	—	—	—	5,444	—	—	5,444
Dividends on preferred stock	—	—	—	—	—	—	(872)	(872)
Net loss	—	—	—	—	—	—	(5,274)	(5,274)

Balances at December 31, 2003	40,377,396	$37	$25,325	$—	$(18,901)	$—	$(6,146)	$315

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

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Staktek Holdings, Inc.
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Predecessor Company
	2005	2004		Period from Jan. 1, 2003 to Aug. 20, 2003
Cash flows from operating activities:
Net income (loss)	$(7,477)	$7,806	$(5,274)	$9,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,127	4,620	1,439	2,287
Amortization of intangibles and write-off of purchased in-process research and development	14,099	17,713	6,342	53
Amortization of deferred stock-based compensation and stock compensation expense	7,181	4,977	5,669	42
Deferred income taxes	(6,651)	(6,779)	(1,196)	(583)
Other	111	18	234	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(569)	9,508	1,218	(3,842)
Inventories	127	(338)	29	639
Other current assets	(60)	1,156	338	(44)
Income tax receivable/payable	(221)	822	(181)	(884)
Accounts payable	(311)	(5,494)	2,222	(5,022)
Accrued liabilities	944	(3,528)	(437)	1,014
Deferred revenue	(346)	629	—	—

Net cash provided by operating activities	$11,954	$31,110	$10,403	$3,136

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(in thousands)

	Staktek Holdings, Inc.
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Predecessor Company
	2005	2004		Period from Jan. 1, 2003 to Aug. 20, 2003
Cash flows from investing activities:
Purchases of investments	$(93,482)	$(45,564)	$—	$—
Sales of investments	95,062	8,125	—	—
Additions to property, plant and equipment	(4,446)	(4,802)	(1,302)	(5,269)
Proceeds from sale of equipment	55	—	—	—
Acquisition of Staktek Corporation, net of cash acquired	—	—	(85,788)	—
Purchase of assets from DPAC	—	(734)	—	—
Patent application costs	(693)	(437)	(30)	(113)

Net cash used in investing activities	(3,504)	(43,412)	(87,120)	(5,382)

Cash flows from financing activities:
Proceeds from senior term loans	—	—	30,000	—
Proceeds from senior revolving credit notes	—	—	10,000	—
Proceeds from short-term loan	—	—	5,000	—
Proceeds from subordinated loan from related party	—	—	34,500	—
Proceeds from issuance of redeemable preferred stock	—	—	29,500	—
Net proceeds from the issuance of common stock	345	133,781	792	128
Repayment of notes payable and long-term debt		(43,125)	(1,875)	—
Repayment of subordinated loan from related party		(34,500)	—	—
Redemption of redeemable preferred stock		(30,638)	—	—
Share repurchases	(10,668)	(4,284)	—	—
Repurchase of exercised unvested shares	(47)
Payments on capitalized lease obligations	(53)	(113)	(35)	(81)

Net cash provided by (used in) financing activities	(10,423)	21,121	107,882	47

Net increase (decrease) in cash and cash equivalents	(1,973)	8,819	31,165	(2,199)
Cash and cash equivalents at beginning of period	39,984	31,165	—	31,449

Cash and cash equivalents at end of period	$38,011	$39,984	$31,165	$29,250

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1	$3,739	$333	$11

Cash paid during the period for income taxes, net of refunds	$3,798	$11,226	$1,007	$6,243

Noncash operating and investing activities:
Changes in goodwill	$385	$1,260	$—	$—

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

The following tables summarize sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Staktek Holdings, Inc.
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Predecessor Company
	2005	2004		Period from Jan. 1, 2003 to Aug. 20, 2003
Samsung	32%	43%	23%	29%
Micron	21%	17%	24%	29%
Hewlett-Packard	17%	*	*	*
Celestica	*	*	17%	17%
SMART Modular	11%	12%	11%	10%

*	Amount does not exceed 10% for the indicated period.

The following table sets forth customers which receivable balances represented more than 10% of our total accounts receivable at the dates indicated:

	December 31,
	2005	2004
Hewlett-Packard	29%	18%
Netlist	22%	*
Micron	22%	45%
SMART Modular	15%	23%

*	Amount does not exceed 10% for the indicated period.

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

The following table illustrates the pro forma effect on income (loss) available to common stockholders and earnings (loss) per share if we and the Predecessor Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Staktek Holdings, Inc.
	Year Ended December 31,			Predecessor Company
	2005	2004	Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
Income (loss) available to common stockholders, as reported	$(7,477)	$7,540	$(6,146)	$9,476

Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income (loss) as reported	6,180	3,947	5,311	42

Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(7,112)	(4,314)	(5,349)	(683)

Pro forma income (loss) available to common stockholders	$(8,409)	$7,173	$(6,184)	$8,835

Earnings (loss) per share:
Basic- as reported	$(0.15)	$0.16	$(0.17)	$5.16
Basic- pro forma	$(0.17)	$0.15	$(0.17)	$4.81

Diluted- as reported	$(0.15)	$0.15	$(0.17)	$4.86
Diluted- pro forma	$(0.17)	$0.14	$(0.17)	$4.53

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Staktek Holdings, Inc.
	Year Ended December 31,			Predecessor Company
	2005	2004	Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
Expected life (years)	4	4	0.5-4	5
Risk-free interest rate	3.0%	3.0%	3.0%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63.6%	66.2%	98.0%	98.0%

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

14. Earnings Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Staktek Holdings, Inc.
	Year Ended December 31,		Period from Inception to Dec. 31, 2003	Predecessor Company
	2005	2004		Period from Jan. 1, 2003 to Aug. 20, 2003
Numerator:
Income (loss) available to common shareholders	$(7,477)	$7,540	$(6,146)	$9,476

Denominator:
Weighted average common shares outstanding	49,674	50,035	37,511	1,836
Less: Common shares subject to repurchase	1,095	2,801	864	—

Total weighted average common shares used in computing basic earnings (loss) per share	48,579	47,234	36,647	1,836

Effect of dilutive securities:
Common shares subject to repurchase	—	2,801	—	—
Stock options	—	955	—	113
Stock warrants	—	6	—	—

Dilutive potential common shares	—	3,762	—	113

Total weighted average common shares used in computing diluted earnings (loss) per share	48,579	50,996	36,647	1,949

Earnings (loss) per share:
Basic	$(0.15)	$0.16	$(0.17)	$5.16

Diluted	$(0.15)	$0.15	$(0.17)	$4.86

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

A summary of changes in our options to purchase common stock for the period from inception to December 31, 2005 is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Granted	7,363,741	$0.01 - $8.37	$0.56
Exercised	(3,827,397)	$0.01 - $1.97	$0.11

Options outstanding at December 31, 2003	3,536,344	$0.01 - $8.37	$1.05

Granted	373,750	$3.81 - $13.06	$10.97
Exercised	(181,793)	$0.01	$0.01
Forfeited or expired	(37,517)	$1.97	$1.97

Options outstanding at December 31, 2004	3,690,784	$0.01 - $13.06	$2.10

Granted	2,668,208	$2.72 - $5.85	$3.34
Exercised	(686,552)	$0.01 - $5.01	$0.33
Forfeited or expired	(504,301)	$0.01 - $13.06	$1.72

Options outstanding at December 31, 2005	5,168,139	$0.01 - $13.06	$3.01

Options exercisable at December 31, 2005	2,011,882		$2.88

Options available for grant at December 31, 2005	1,166,119

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
		(in years)
$0.01 - $2.79	3,090,581	8.38	$ 1.29	1,390,582	$ 0.72
$3.14 - $5.85	1,525,058	9.43	$ 3.79	220,713	$ 4.06
$8.37 - $13.06	552,500	8.05	$ 10.51	400,587	$ 9.74

$0.01 - $13.06	5,168,139	8.65	$ 3.01	2,011,882	$ 2.88

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

16. Income Taxes

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2004	Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
Current:
Federal	$781	$6,274	$1,486	$4,466
Foreign	2,958	5,302	1,064	2,146
State	(162)	231	31	102

Total current	3,577	11,807	2,581	6,714

Deferred:
Federal	(6,632)	(6,411)	(1,887)	159
Foreign	—	—	—	—
State	(19)	(128)	(38)	(12)

Total deferred	(6,651)	(6,539)	(1,925)	147

Provision (benefit) for income taxes	(3,074)	5,268	656	6,861

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

Our provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes primarily as a result of the following (in thousands):

	Staktek Holdings, Inc.
	Year Ended December 31,			Predecessor Company
	2005	2004	Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
Computed at federal statutory rate	$(3,693)	$4,576	$(1,616)	$5,718
State taxes, net of federal benefit	(8)	100	12	133
Amortization of deferred stock- based compensation and stock compensation expense	1,399	542	1,983	—
Non-deductible and non-taxable items	(327)	6	258	992
Other	(445)	44	19	18

Provision (benefit) for income taxes	$(3,074)	$5,268	$656	$6,861

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

401(k) Plan

We have, and the Predecessor Company had, a voluntary defined contribution retirement plan (“401(k) Plan”) qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) Plan, eligible employees may defer up to 75% of their annual compensation, subject to maximum IRS limitations. Under the provisions of the 401(k) Plan, we make, and the Predecessor Company made, contributions in amounts as determined by the Board of Directors, subject to certain limitations. Our contributions related to the 401(k) Plan were approximately $0.5 million, $0.5 million, $0.1 million, and $0.3 million for the years ended December 31, 2005 and 2004, for the period from inception to December 31, 2003, and for the period from January 1, 2003 to August 20, 2003, respectively.

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

19. Geographic Information

We consider our business activities to constitute a single segment. Following is a summary of our revenues by geographic region (in thousands):

	Staktek Holdings, Inc.
	Year Ended December 31,			Predecessor Company
	2005	2004	Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003
Revenue:
North America:
United States	$33,307	$30,472	$14,232	$22,353
Canada	746	5,143	3,661	6,805
Europe:
Germany	1,396	4,838	2,172	1,500
Italy	—	1,320	953	850
Other	37	345	—	—
Asia:
Korea	16,965	31,508	6,204	12,625
Japan	75	—	—	—

Total	$52,526	$73,626	$27,222	$44,133

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Company’s report on Form 10-K for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKTEK HOLDINGS, INC.

By:	/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer
Date: November 14, 2006

By:	/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: November 14, 2006

Pursuant to the requirements of the Securities Act of 1934, as amended, this Amendment No. 2 to the Company’s report on Form 10-K for the year ended December 31, 2005 has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Wayne R. Lieberman Wayne R. Lieberman	President, Chief Executive Officer and Director (principal executive officer)	November 14, 2006

/s/ W. Kirk Patterson W. Kirk Patterson	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	November 14, 2006

* Joseph C. Aragona	Chairman of the Board of Directors	November 14, 2006

* James W. Cady	Director	November 14, 2006

* Harvey B. Cash	Director	November 14, 2006

* Kevin P. Hegarty	Director	November 14, 2006

* Clark W. Jernigan	Director	November 14, 2006

* Edward E. Olkkola	Director	November 14, 2006

* A. Travis White	Director	November 14, 2006

W. Kirk Patterson, by signing his name hereto, does hereby sign this Annual Report on Form 10-K/A on behalf of each of the above-named directors of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and filed with the SEC.

*By:	/s/ W. Kirk Patterson	November 14, 2006
W. Kirk Patterson
Attorney-in-Fact