Form 10-K
period 2006-12-31
STAKTEK HOLDINGS INC
filed 2007-03-08
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2006, the end of the registrant’s second fiscal quarter, was approximately $51,886,079 (assuming, for this purpose, that directors, executive officers and the investment funds affiliated with Austin Ventures, L.P. are deemed affiliates).

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 2, 2007, was 47,430,640.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on April 19, 2007 are incorporated by reference into Part III of this Form 10-K.

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

Staktek Holdings, Inc. was originally formed by two investment funds affiliated with Austin Ventures, L.P. in May 2003 for the purpose of acquiring Staktek Corporation (the Predecessor Company), which was incorporated in Texas in June 1990. In August 2003, we acquired by merger Staktek Corporation, which survives as our wholly owned subsidiary. We refer to our acquisition of Staktek Corporation throughout this Annual Report on Form 10-K as the “Staktek acquisition.” In addition, the terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles and the Predecessor Company.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. Our suite of memory solutions increases operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technology. With an IP portfolio of more than 200 patents and patent applications pending, we offer flexibility for customers, including outsourced manufacturing, technology licensing and custom engineering.

We currently apply our expertise in memory stacking as well as module solutions to provide intellectual property and services that enable our customers to cost-effectively improve the performance and reliability of their systems. By stacking industry-standard memory, our Stakpak solutions can deliver up to four times the memory capacity per memory module as compared to current-generation monolithic integrated circuits. Most of our memory stacking units contain stacked dynamic random access memory (DRAM) packages or NAND Flash memory (a type of nonvolatile memory) packages. Our advanced module technologies, ArctiCore™ and MobileStak™, deliver better capacity, reliability, electrical and thermal performance compared to conventional module technologies. In addition to memory packages, our advanced module solutions include additional active and passive components as required by the overall solution, e.g., registers, buffers or controllers.

Our customers can license our technologies for their in-house stacking of memory units, outsource their manufacturing needs to us, buy memory units from a licensee such as Qimonda A.G., Samsung Electronics Co., Ltd., SMART Modular Technologies, Inc., Southland Micro Systems, Inc., or Toshiba Corporation, or optimize their needs through a combination of these approaches.

Significant developments in 2006 included the following:

•

We announced the availability of the first ArctiCore fully buffered dual in-line memory modules (FB-DIMMs), which offer up to 8GB capacity, support speeds of up to DDR2-800 and deliver excellent thermal performance for current-generation, Intel-based servers and workstations.

•

We announced the availability of the first ArctiCore registered dual in-line memory modules (R-DIMMs) that utilize 72 standard 512Mb memory devices, which result in a total module capacity of 4GB of memory designed for server and workstation applications.

•

We introduced the second generation of our High Performance Stakpak® chip-scale package (CSP) stacking technology, resulting in improvements in cost and manufacturability, as well as support for a larger variety of DRAM memory devices, including devices operating at DDR2-800 speeds.

•

We announced the availability of the FlashStak™ X-2, a thin, small outline package (TSOP) solution that doubles the density of a single-commodity NAND device in a single TSOP footprint for high-capacity applications in consumer electronics devices, such as portable MP3 players, USB Flash drives, mobile phones and PDAs.

•	We licensed our NAND Flash-memory stacking technologies to Toshiba Corporation.

•	We introduced MobileStak, a chip-stacking solution that enables smaller mobile products by combining virtually any processor, controller and memory device into a single, small footprint module.

•	We licensed our ArctiCore R-DIMM, small outline dual in-line memory module (SO-DIMM) and our mini-DIMM module technologies to Southland Micro Systems.

•

We continued adding sales capabilities outside of the United States. We now have third-party sales agents in Hong Kong, Israel, Japan, Korea and Taiwan. We plan to take similar actions in China and throughout Europe to aid in our regional sales efforts.

•	More than 200 million stacks based on Staktek’s technologies have been shipped to date.

•	We shipped 2.5 million High Performance Stakpaks during 2006.

•	We moved all High Performance Stakpak production to our Reynosa facility, driving significant improvements to our gross margin.

•	Our cash, cash equivalents and short-term investments increased $6 million while we repurchased $8 million in stock.

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

Key Market Dynamics Are Intensifying.    Original equipment manufacturers (OEMs) traditionally have sought to satisfy the need for higher capacity memory and faster memory speeds by using memory chips with higher densities and by increasing the number of connectors, or memory module sockets, in their systems to support a greater number of memory chips. However, these approaches are more difficult to implement because significant availability, pricing and performance issues slow the transition from one generation of monolithic technology to the next and increasing memory bus speed limits the number of sockets that can be connected to each memory channel.

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

The demand for high-capacity memory solutions is growing, driven by technology improvements and new applications in computing devices, but the rate of growth in demand for greater memory is outstripping the pace at which memory manufacturers are able to cost-effectively produce next-generation monolithic memory chips and reduce the cost of current-generation memory chips. OEMs are seeking solutions that allow them to more effectively manage the transition from current- to next-generation memory. Intensifying market dynamics, such as accelerating processing power, shrinking form factors, higher thermal management demands and OEM supply chain requirements, are making it more difficult to meet market needs. To meet all of these demands, memory providers and OEMs must focus on ways to obtain more memory capacity and optimize the price-to-performance attributes of their systems within the intensely competitive environment of today’s semiconductor marketplace.

Our Technologies

We design our memory solutions to be more easily accepted by OEMs by utilizing industry-standard parts to cost-effectively provide next-generation memory capacity with better size characteristics and superior thermal management design features. Although our designs are capable of supporting all major types of commercially available packaged memory, including DRAM, Flash memory and static random access memory (SRAM), historically we have focused our development of Stakpak technologies on stacking DRAM chips in leaded TSOPs and in non-leaded ball grid array (BGA) packages. In addition, we have focused our development of FlashStak technologies on stacking NAND Flash chips in TSOP packages.

Performance Stakpak®.    Our Performance Stakpak utilizes a patented copper interconnect technology that provides a structure and an electrical and thermal path for standard-packaged DRAM chips. The Performance Stakpak uses primarily TSOPs in two-, three- or four-high stacked configurations. The interconnect system acts as a heat sink and heat spreader to reduce heat build-up by collecting the thermal energy and conducting it from the center of the stack to the sides, where it can be dissipated from the package. This design allows the Performance Stakpak to achieve superior heat dissipation and lower die temperatures than an unstacked TSOP.

Value Stakpak®.    Our lower-priced Value Stakpak uses a simplified design and assembly process in which the interconnect consists of a singulated printed circuit board placed horizontally along the edges or leads of the

TSOP. As a result, our Value Stakpak does not dissipate heat as well as our Performance Stakpak, but can be offered to customers at lower prices than our Performance Stakpak. For this reason, our Value Stakpak is targeted at lower-priced systems utilizing high-density memory where thermal management is not as critical, such as entry-level server platforms, communications systems, set-top boxes and consumer applications.

High Performance Stakpak and High Performance Stakpak II.    Our High Performance Stakpak consists of non-leaded double-data-rate (DDR) DRAM packages connected by a proprietary interconnect system to maximize interconnection signal integrity. This design supports all JEDEC-compliant DDR2 DRAM packages. The High Performance Stakpak has the same BGA footprint as the original monolithic BGA packages, reducing the need for OEMs to redesign circuit boards for their stacked non-leaded memory products. In addition, our High Performance Stakpak features our patented controlled impedance interconnect system to support the signal integrity needs of the high-speed DDR2 interface. The High Performance Stakpak II is our second generation of High Performance Stakpak, which we designed to incorporate improvements in cost, manufacturability and support for a larger variety of DRAM memory devices, including devices operating at DDR2-800 speeds.

FlashStak.    Our FlashStak family consists of a number of Flash memory stacking solutions addressing the needs of high-capacity data storage devices, such as USB drives, portable MP3 players, memory cards and Flash-based solid state drives. Similar to the DRAM Stakpak products, FlashStak enables the highest-density data storage solution using lower-density commodity Flash TSOP devices. In many cases, FlashStak may be adopted in a consumer electronics device by simply replacing the existing Flash TSOP component with a stack of two components, thereby immediately achieving the doubling of capacity. FlashStak has the mechanical ruggedness and reliability of a single TSOP device while achieving a low profile dimension and attractive cost structure. Since it uses standard Flash memory parts, customers enjoy the benefits of our short product lead times, as well as the flexibility to use Flash devices from multiple suppliers. During 2006, we introduced our FlashStak X-2, which is a TSOP solution that doubles the density of a single-commodity NAND device in a single TSOP footprint for high-capacity applications in consumer electronics devices.

ArctiCore Module Technologies.    ArctiCore modules are DIMMs targeted at servers, storage devices and laptops. We are exploring opportunities to extend the application of the ArctiCore technology into consumer devices, medical equipment, military equipment and mobile devices. ArctiCore utilizes a double-sided, multi-layered flexible circuit folded around a rigid aluminum core to significantly increase the area available for mounting devices. Simultaneously, ArctiCore enhances thermal management, improves reliability and may offer a thinner overall profile compared to current standard FB-DIMMs. During 2006, we announced the availability of the first ArctiCore FB-DIMMs offering up to 8 GB capacity, as well as the first R-DIMMs utilizing 72 standard memory components.

MobileStak.    MobileStak is a chip-stacking solution that enables smaller mobile products by combining virtually any processor, controller and memory device into a single, small footprint module. In December 2006, we announced that we have a MobileStak reference design that is available for sampling. The MobileStak designs can integrate a variety of chip packages, as well as devices provided as bare die. This product is based on our intellectual property and know-how in producing folded-flex packaging.

The vast majority of the DRAM solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Inc., Dell, Inc., Hewlett-Packard Company (or HP) and IBM. We have provided our Flash solutions to semiconductor manufacturers and memory solution manufacturers for inclusion in high-end consumer electronics. To a lesser extent, we sell our solutions directly to OEMs, such as HP. For our manufacturing services customers, we typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us. We have no long-term purchase agreements with any of our customers.

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

Improve Thermal Performance.    We believe that the interconnect systems featured in our Stakpak and ArctiCore technologies help deliver superior thermal performance so that systems utilizing our memory solutions reliably function according to their design specifications. We base this belief on extensive research data, which is supported by thermal modeling simulations, empirical testing and basic principles of physics.

Satisfy OEM Supply Chain Needs.    Our Stakpak and ArctiCore technologies utilize widely available industry-standard components, enabling our memory stacks to fit on the same circuit board as monolithic packaged memory chips. We combine our use of standard products with highly automated manufacturing and testing to deliver our memory devices with high production yields.

Our Customers

The vast majority of the DRAM solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Inc., Dell, Inc., HP and IBM. To a lesser extent, we sell our solutions directly to OEMs, such as HP. We have provided our Flash solutions to semiconductor manufacturers and memory solution manufacturers for inclusion in high-end consumer electronics.

We work with these and other OEMs to understand their requirements, and provide them with memory solutions that they then qualify and in some cases specify for use within their systems. While we sell directly to some OEMs, we provide our services indirectly to OEMs, via semiconductor, memory module and contract manufacturers, who in turn assemble our Stakpak products onto memory modules that they deliver to the OEMs. Our major semiconductor, memory module and contract manufacturing customers include HP, Micron Technology, Inc., Netlist, Inc., Samsung and SMART Modular.

Through our flexible business model, our customers can license our proprietary technologies. To date, we have entered into license agreements with Qimonda, Samsung, SMART Modular, Southland Micro Systems and Toshiba. Under these license arrangements, Samsung and Qimonda are licensed to manufacture and sell memory modules containing stacked chips incorporating our leaded-package stacking technologies and intellectual property, SMART Modular is licensed to manufacture and sell our ArctiCore technologies as well as our Performance, Value and High Performance Stakpak and FlashStak products, Southland Micro Systems is licensed to manufacture and sell certain of our ArctiCore technologies, and Toshiba is licensed to manufacture and sell our NAND Flash-memory FlashStak technologies. We do not expect to receive royalties for several quarters from any new license agreements while the licensees implement our technology and set up necessary production lines.

In 2006, Samsung, HP, Netlist, Micron, and SMART Modular accounted for 20%, 20%, 18%, 18% and 13%, respectively, of our total revenue. We do not have long-term contracts with any of our manufacturing services customers. Sales of our memory products are made under short-term, cancelable purchase orders that are typically received and fulfilled in the same quarter. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for a specific OEM’s systems that incorporate our memory products and an OEM’s supply-chain decisions.

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

In addition to the OEMs, we also market and sell to the semiconductor manufacturers and memory module manufacturers, since they are the ultimate supplier of the memory products to the OEMs, and we want them to be ready to provide memory products that incorporate our technologies when requested by the OEMs. Memory module manufacturers are also an important channel for our technologies to smaller OEMs that we cannot reach directly in an effective manner.

Recently, we expanded the scope of our sales and marketing efforts to include OEM and silicon providers that require increased densities in Flash solutions. With the launch of our new FlashStak product line, we are working to develop relationships with companies marketing NAND semiconductor devices, USB Flash drives, MP3 players and other consumer electronic products with space and density requirements that our FlashStak and/or MobileStak can provide.

In addition, we have been adding sales capabilities outside the United States. We have third-party sales agencies in the local markets of Hong Kong, Israel, Japan, Korea and Taiwan, and plan to take similar actions in China and throughout Europe to aid in our regional sales efforts.

Another focus of our sales and marketing efforts includes increased licensing activities.

We do not have extended agreements with supply-chain partners but instead they sell to us from time to time through purchase orders.

Our Growth Strategy

We intend to build upon our leadership position in leaded packaged memory stacking and to leverage our technologies and flexible business model to continue to grow our business and expand our market opportunities, both internally and through acquisitions. The principal elements of our growth strategy include:

Expand our DRAM Business.    We believe that the strength of our intellectual property position, our superior technologies and our focused expertise uniquely position us to benefit from both the growth in the high-capacity DRAM market and the inclusion of stacked memory within that market. As monolithic memory capacity increases from 512-megabits to one-gigabit, two-gigabits and beyond, we plan to apply our technologies to each new generation of memory to allow memory manufacturers to smoothly transition from one generation to the next and to allow OEMs to more quickly bring to market systems with enhanced performance capabilities. We intend to continually identify ways to penetrate fast-growing markets for high-capacity memory. We also intend to develop memory solutions that address our customers’ particular requirements. For example, our new ArctiCore technologies enable the creation of memory modules that contain up to 72 DRAMs in standard packages all within standard DIMM outlines.

Extend Technological Leadership into New Markets.    We believe that our large patent portfolio and intellectual property position us as a leader in the development of intellectual property for stacking solutions. We have introduced key innovations, such as our thermal management designs in the market for stacked, packaged memory. We have also introduced key innovations unrelated to stacking DRAM, such as our ArctiCore technologies. We intend to leverage our expertise and strong intellectual property position into markets where our technologies may have a significant impact. We also introduced MobileStak, our chip-stacking solution that enables smaller mobile products by combining virtually any processor, controller and memory device into a single, small footprint module. In addition, we are exploring other product opportunities involving memory. We believe that these technologies will have applications across a broad spectrum of complementary markets for products with high processing needs and form-factor constraints. We intend to allocate increased resources to research and development to pursue these and other market opportunities.

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

Consumer Market.    We continue to pursue opportunities in the consumer electronics market, as well as key markets involving industrial, medical and military applications. Many of the same DRAM memory suppliers and memory module makers are increasingly focusing on the consumer Flash memory market, and our proven package-stacking technologies and manufacturing processes are directly applicable to Flash memory.

Our Suppliers

Customers that outsource manufacturing services to us generally supply to us the memory on a consignment basis. Once we receive the memory, we assemble it in our manufacturing facility and then ship the fully assembled memory products back to them. Under this consignment model, we are not required to carry an inventory of memory for these customers, reducing our inventory costs and minimizing inventory risk associated with pricing, volumes and potential obsolescence. While we benefit from these minimized risks, if our customers are unable to obtain sufficient DRAM due to limited availability, they are unable to consign it to us for our services.

In order to manufacture our units, we require raw materials and components such as DRAMs, NAND Flash, flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. While we generally have multiple sources of supply of these materials, we typically procure them from limited sources to take advantage of volume pricing discounts.

Our Manufacturing

We believe that our ability to deliver memory technologies in high volume and with short turnaround times distinguishes us from other similar service providers. Our sophisticated manufacturing processes combine proprietary assembly equipment with standard, back-end automation in a state-of-the-art manufacturing facility. Since we began manufacturing our products, we have been increasing the degree of automation, overall efficiency and production yields of our manufacturing processes.

Historically, we manufactured all of our stacked memory products in our facility in Austin, Texas. In November 2002, we purchased a 45,000 square foot manufacturing facility in Reynosa, Mexico with approximately 27,500 square feet of manufacturing space. We completed the transition of all of our high-volume manufacturing to the Mexico facility during 2006. For the year ended December 31, 2006, virtually all of units produced were manufactured in Mexico. For the years ended December 31, 2005 and 2004, over 95% and 80%, respectively, of our units produced were manufactured in Mexico.

We have a formal quality assurance organization in place with a strategic focus on applying process improvements to achieve overall factory quality targets. We have been ISO certified to the ISO9001:2000 standard since 2001, as assessed by Bureau Veritas Quality International (N.A.) Inc.

Our Research and Development

The market for memory is subject to rapid technological changes, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. Our ability to continue to succeed in these markets will significantly depend upon our ability to successfully develop, introduce and sell new and enhanced products on a timely and cost-effective basis and to respond to changing customer requirements.

Since 2001, we have focused our research and development spending primarily towards the design of our Stakpak technologies and more recently, we have focused on our ArctiCore and FlashStak technologies, improving our manufacturing and industrial processes and engineering, as well as developing other new products involving memory. We also have been designing our MobileStak technologies. We believe that to be competitive and to grow, we must increase our investments in research and development with a continued focus both on designing advanced technologies and improving our manufacturing processes, quality and industrial engineering and automation. Through close integration of the product development and process automation initiatives, we seek to bring together advanced product designs with process efficiencies to reduce our time to market for new technologies and to increase our overall production.

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

As of January 31, 2007, we had 96 issued patents and 119 pending patent applications. The patents primarily relate to our stacking solutions and help us protect our market position. These patents expire from time to time over the next 16 years. We continue to actively pursue filing patent applications to cover our intellectual property advancements, and we may be required to spend significant resources to monitor and protect our intellectual property rights.

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

We have many competitors that have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Most of the major OEMs and DRAM suppliers currently are using planar solutions, and we expect them to continue to utilize planar solutions in legacy DDR and DDR2 technologies, as well as in next-generation DDR3 technologies with the migration to smaller footprint packages.

In addition, memory packages have been developed that place two memory chips into a single package that allows both chips to fit in the same area as a single Stakpak, reducing the need for our technology. These dual-die packages are being offered by some semiconductor manufacturers to their OEM customers. Other competitors utilize competing technologies that stack standard chips. These traditional stacking competitors include STEC (formerly SimpleTech, Inc.), Amkor Technology, Inc. and Tessera Technologies, Inc. We also could face competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products and could provide the market with cost-effective memory solutions that outperform our solutions.

Most of our customers, including HP, Micron, Netlist, Samsung and SMART Modular, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Our Regulatory Environment

We are subject to various United States and Mexican federal, state and local laws and regulations that are administered by numerous agencies and that relate to, among other things, the protection of the environment, including those governing the discharge or disposal of pollutants and hazardous materials.

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

Our Employees

As of March 2, 2007, we had 504 full-time employees, including 415 in operations and engineering; 34 in quality assurance; 19 in sales, general and administrative functions; 26 in research and development; and 10 in executive positions.

By region, 79 and 425 of our employees are located in the United States and in Mexico, respectively. As of March 2, 2007, 78% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. We are not party to any collective bargaining agreements with any of our employees in the United States. We have never had a work stoppage, and we believe our relations with our employees are good.

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

•

the rate of qualification and adoption of our services and technologies including, but not limited to, the transition from DDR-1 to DDR-2 technologies, as well as from DDR-2 to DDR-3 technologies, and from leaded to non-leaded packages;

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 89% of our total revenue in 2006, 86% of our total revenue in 2005, and 86% of our total revenue in 2004. In particular, Samsung accounted for most of our license revenue and 20% of our total revenue in 2006, and HP, Netlist, Micron Technology and SMART accounted for 20%, 18%, 18% and 13%, respectively, of our total revenue in 2006. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

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

•

the introduction of services and technologies that can serve as a substitute for, replacement of or represent an improvement over, our services and technologies such as planar solutions for small packages or dual-die solutions that do not require stacking;

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

We have many competitors who have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Some of the major OEMs and memory suppliers currently are using planar solutions and we expect them to continue to utilize planar solutions in the near future in legacy DDR technologies as well as in next-generation DDR-2 and DDR-3 technologies with the migration to smaller footprint packages.

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

Although we have engaged in discussions with potential licensees for our Stakpak technologies, we historically have not devoted significant resources to licensing our technologies and currently have only five license arrangements. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

We have indefinite-lived intangible assets and other intangible assets that may become impaired, which could significantly affect our results of operations in the period recognized.

In accordance with generally accepted accounting principles, we evaluate the recoverability of our indefinite-lived intangible assets (goodwill and trademark) on an annual basis and periodically evaluate the recoverability of all of our intangible assets when indicators of impairment exist. The following factors may result in an impairment of goodwill or other intangible assets: significant negative industry or economic trends; disruptions to our business; declines in revenue or market capitalization; or other factors may result in an impairment of goodwill or other intangible assets. Future impairment charges could significantly affect our results of operations in the periods recognized. Please refer to Note 7 of the Notes to Consolidated Financial Statements for the gross carrying amount and accumulated amortization balances of our intangible assets as of December 31, 2006.

If we are unable to manufacture our products efficiently or we experience credit losses or other collections issues, our business, financial condition and results of operations could suffer.

We are continuously modifying our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. In addition, new manufacturing processes are required as we ramp high-volume production of new technologies, such as our High Performance Stakpak and ArctiCore technologies. We face increased risks with these new processes and we incur significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could impact our gross margins. We expect to experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, such as our High Performance Stakpak, ArctiCore and future products, the risk of encountering delays or difficulties increases.

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

Our research and development efforts are focused primarily on furthering the technologies related to our non-leaded solutions, ArctiCore, MobileStak and other new product initiatives. If the development of these technologies is delayed or abandoned, or if these new technologies fail to achieve market acceptance, our growth prospects, financial condition, results of operations and competitive position could be adversely affected. Furthermore, if markets for these new technologies develop later than we anticipate, or do not develop at all, demand for our solutions that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Because we expect a significant portion of our future revenue to be derived from royalties on memory products that use our licensed technology, our future success depends upon our licensees developing and introducing commercially successful products, as well as charging competitive prices for these products. Any of the following factors could limit our royalty revenue growth:

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

We relocated virtually all of our manufacturing capacity from our Austin, Texas facility to our manufacturing facility in Reynosa, Mexico. We began manufacturing operations in our Mexico facility in the first quarter of 2003, and in the 12 months ended December 31, 2006, we manufactured virtually all of our units in Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

In addition, this facility is exposed to certain risks as a result of its location, including:

•	changes in international trade laws, such as the North American Free Trade Agreement, or other governmental regulations or tariffs affecting our import and export activities;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	fluctuations of foreign currency and exchange controls;

•	security measures at the United States-Mexico border;

•	potential political instability and changes in the Mexican government;

•	relations between the governments of the United States and Mexico;

•	potential kidnappings of employees;

•	natural disasters, such as flooding and other acts of nature;

•	strikes by our union employees;

•	issues relating to drug-trafficking activities in Mexico; and

•	general economic conditions in Mexico.

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

In the 12 months ended December 31, 2006, we manufactured virtually all of our memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of December 31, 2006, 455, or 83%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

We derive a substantial portion of our revenue from our license agreement with Samsung. Royalties paid to us by Samsung generally have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it utilized in the past, which could materially harm our business, financial condition and results of operations.

We receive the substantial majority of our license revenue from our license agreement with Samsung. This agreement requires that Samsung pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. Royalties paid to us by Samsung generally have been decreasing over time and they will continue to decline as a result of Samsung not utilizing as much of our stacking technology as it has utilized in the past.

As of December 31, 2006, the remaining residual value of the customer relationship intangible asset associated with this contract was $2.9 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of December 31, 2006, no impairment had been recorded.

The consumer electronics market is a highly competitive and volatile market and if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

During 2005, we began to focus on expanding our technologies into the consumer electronics market, particularly the consumer Flash market, as well as key markets involving industrial, medical and military applications. We believe our package-stacking technologies and manufacturing processes are directly applicable to Flash memory market, but we are a recent entrant to this market, and many of the memory suppliers and memory module makers are increasingly focusing on the consumer Flash memory market. Further, the consumer market is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, dynamic customer demand patterns, seasonal revenue trends and a large number of competitors. In addition, the consumer market can be much more volatile than other segments of the memory market place. To be successful, we will need to continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; our ability to manage the risks associated with product transitions and production ramp issues; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. The gross margins in the consumer business are also lower than the other markets on which we are focused, which may adversely affect our financial performance and could lead to a decreased valuation of the Company. As a result, we cannot determine in advance the ultimate effect that new products will have on our sales, licensing or results of operations, and, as a result, if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

Austin Ventures controls us, and will continue to control us, as long as it beneficially owns a majority of our common stock.

Austin Ventures beneficially owns approximately 77% of our outstanding common stock. Because Austin Ventures and its affiliates own more than 50% of our common stock, we are considered a “controlled company” under NASD Marketplace Rule 4350(c)(5), and we are exempt from NASD rules that would otherwise require that our board of directors consist of a majority of independent directors. As a “controlled company,” we also are exempt from NASD rules that require the compensation of officers and the nomination of company directors be determined by a committee of independent directors or a majority of independent directors. Our board of directors currently consists of eight directors, of which three qualify as independent directors under NASD rules.

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

In addition, to the extent that Austin Ventures continues to beneficially own a significant portion of our outstanding common stock, although less than a majority, it will continue to have a significant influence over all matters submitted to our stockholders and to exercise significant control over our business policies and affairs. Under our certificate of incorporation, as amended, if Austin Ventures ceases to own at least 30% of our outstanding common stock, the approval of the holders of at least two-thirds of our common stock will be required for stockholders to amend our certificate of incorporation or bylaws, to increase or decrease the authorized number of shares of our capital stock or to remove a director. Furthermore, concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders. Austin Ventures is not prohibited from selling a controlling interest in us to any third party, or from selling its shares at any time, which could adversely affect our stock price.

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

We have been in the process of obtaining adoption of our ArctiCore technologies as a standard in the electronics industry by the JEDEC Solid State Technology Association (JEDEC). JEDEC policies and procedures require that member companies disclose any intellectual property they own and of which they are aware that may infringe a proposed standard. Kentron Technologies, Inc. (Kentron) and Chris Karabatsos, a principal of Kentron, have stated that they believe our ArctiCore technologies infringe on a pending patent application they have filed with the United Stated Patent and Trademark Office, which has not been publicly disclosed, but they have refused to disclose a complete copy of this patent application to either JEDEC or to us. Their allegations cannot be evaluated without disclosure of their pending patent application. Certain members of JEDEC have expressed concern regarding these allegations, which has resulted in a delay of the standardization of our ArctiCore technologies by JEDEC. In response to their actions, on August 1, 2006, we filed an action in the U.S. District Court for the Western District of Texas, Austin Division, against Kentron and the principal. We are seeking damages and injunctive relief, and have alleged that their actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation.

We may not be able to adequately address the issues raised by Kentron and its principal in a timely fashion, we may not succeed in our litigation, and we may be required to obtain a license from Kentron, if a license is available to us on reasonable terms. In addition, there can be no assurance that we will be able to sell or license any of our ArctiCore technologies even if JEDEC standardizes some or all of them as a standard.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and others and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 22% in 2006, 37% in 2005, and 59% in 2004. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

In January 2003, we commenced manufacturing operations at our new facility in Reynosa, Mexico. This facility consists of approximately 45,000 square feet, which we own. During the year ended December 31, 2006, we manufactured virtually all of our memory products at this facility.

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

Helen Holzwasser v. Staktek Holdings, Inc., James. W. Cady and William Kirk Patterson

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers, one of whom is no longer an executive officer but remains on our Board of Directors (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004. In April 2005, the case was transferred to federal district court in Austin, Texas, and in June 2005 the plaintiff amended her complaint, adding our chairman of the board as a defendant. A class has not been certified at this time. We do not believe there is any merit to the claims asserted by the plaintiff in this complaint and plan to vigorously defend ourselves. Due to the early stage of this lawsuit, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

As of December 31, 2006, we were not involved in any other material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims or requested concessions we may agree to in the interest of maintaining business relationships.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the Nasdaq National Market since February 6, 2004 under the symbol STAK. As of March 2, 2007, there were 26 holders of record of our common stock.

The following tables sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2005:
Quarter Ended March 31	$4.82	$3.50
Quarter Ended June 30	$4.25	$2.39
Quarter Ended September 30	$4.02	$2.94
Quarter Ended December 31	$7.99	$3.25
2006:
Quarter Ended March 31	$7.80	$5.40
Quarter Ended June 30	$6.85	$4.72
Quarter Ended September 30	$6.58	$4.58
Quarter Ended December 31	$6.19	$5.10

Dividends

We have not declared or paid cash dividends on our common stock. We expect to retain all available funds and any future earnings for use in the operation and development of our business.

Our redeemable preferred stock (the Preferred Stock) issued in August 2003 accrued a cumulative dividend at a rate of 8% per annum. In February 2004, we paid all accumulated dividends totaling $1.1 million to holders of our Preferred Stock, and all outstanding shares of our Preferred Stock were redeemed and canceled.

At December 31, 2006 and 2005 we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

Equity Compensation Plan Information

We currently maintain three equity compensation plans: the 2003 Stock Option Plan, providing for the issuance of common stock to our employees, directors and consultants, the 2005 Employee Stock Purchase Plan and the 2006 Equity-Based Compensation Plan, providing for the issuance of restricted stock, restricted stock units, stock appreciation rights, bonus stock and other types of equity to our employees, directors and consultants. The following table provides information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2003 Stock Option Plan, upon the issuance of restricted stock units pursuant to the 2006 Equity-Based Compensation Plan, and the shares of stock issued pursuant to the 2005 Employee Stock Purchase Plan, in each case as of December 31, 2006.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	5,049,992	$3.56	2,359,361
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	5,049,992	$3.56	2,359,361

(1)	Excludes RSUs, which had a stock price of $6.73 on the date of issuance.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our common stock during the quarter ended December 31, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October	120,502	$6.07	120,502	Approx. $4.6 million
November	181,118	$5.93	181,118	Approx. $13.5 million
December	286,775	$5.63	286,775	Approx. $11.9 million

TOTAL	588,395	$5.81	588,395

(1)	On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

Performance Graph

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*

Among Staktek Holdings, Inc., The NASDAQ Composite Index

And The RDG Semiconductor Composite Index

*	$100 invested on 2/6/04 in stock or on 1/31/04 in index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in connection with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations for the years ended December 31, 2004, 2005, and 2006 and the consolidated balance sheet data as of December 31, 2005 and December 31, 2006 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations for the year ended December 31, 2002, the period from January 1, 2003 to August 20, 2003, the period from inception to December 31, 2003, and the consolidated balance sheet data as of December 31, 2002, December 31, 2003 and December 31, 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Staktek Holdings, Inc.				Predecessor Company
	Year Ended December 31,			Period from Inception to Dec. 31, 2003	Period from Jan. 1, 2003 to Aug. 20, 2003	Year Ended December 31, 2002
(in thousands, except per share data)	2006	2005	2004
Consolidated Statement of Operations:
Total revenue	$55,556	$52,526	$73,626	$27,222	$44,133	$47,016
Gross profit	$20,686	$11,771	$31,136	$10,940	$24,300	$23,953
Income (loss) from operations	$(3,565)	$(12,277)	$13,911	$(1,255)	$16,257	$17,727
Net income (loss)	$(454)	$(7,477)	$7,806	$(5,274)	$9,476	$11,526
Preferred stock dividends	—	—	(266)	(872)	—	—

Income (loss) available to common stockholders	$(454)	$(7,477)	$7,540	$(6,146)	$9,476	$11,526

Earnings (loss) per share:
Basic	$(0.01)	$(0.15)	$0.16	$(0.17)	$5.16	$6.33

Diluted	$(0.01)	$(0.15)	$0.15	$(0.17)	$4.86	$6.01

Shares used in computing earnings (loss) per share:
Basic	48,080	48,579	47,234	36,647	1,836	1,822
Diluted	48,080	48,579	50,996	36,647	1,949	1,917

	Staktek Holdings, Inc.				Predecessor Company
	As of December 31,				As of December 31, 2002
(in thousands)	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,797	$38,011	$39,984	$31,165	$31,449
Working capital	$84,530	$79,515	$82,011	$25,404	$36,188
Total assets	$135,191	$138,349	$155,471	$137,542	$58,781
Capitalized lease obligations, less current maturities	$75	$—	$—	$51	$167
Long-term debt, less current portion	$—	$—	$—	$65,125	$—
Redeemable preferred stock	$—	$—	$—	$30,372	$—
Total stockholders' equity	$130,028	$131,284	$141,807	$315	$44,419

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the audited consolidated condensed financial statements and notes included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our products to a limited number of customers and with a limited number of key technologies; most of our revenue coming from our Stakpak solutions; deriving a significant portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief regarding the future of planar technologies; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business; our intent to grow our business through business combinations or other acquisitions; our intent to expand our research and development activities; our belief that our future success will depend upon our ability to attract and retain personnel; our belief regarding increasing our investment in research and development; our belief that the interconnect systems features in our technologies help deliver superior thermal performance; and our intent to exploit our intellectual properties and capability to establish market leadership in new technologies; our intent to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the SEC, specifically our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 8, 2006 and amended on July 19, 2006, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of December 31, 2006, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities to establish market leadership in new technologies.

Significant developments in 2006 included the following:

•

We announced the availability of the first ArctiCore FB-DIMMs, which offer up to 8GB capacity, support speeds of up to DDR2-800 and deliver excellent thermal performance for current-generation, Intel-based servers and workstations.

•

We announced the availability of the first ArctiCore R-DIMMs that utilize 72 standard 512Mb memory devices, which result in a total module capacity of 4GB of memory designed for server and workstation applications.

•

We introduced the second generation of our High Performance Stakpak CSP stacking technology, resulting in improvements in cost and manufacturability, as well as support for a larger variety of DRAM memory devices, including devices operating at DDR2-800 speeds.

•

We announced the availability of the FlashStak X-2, a TSOP solution that doubles the density of a single-commodity NAND device in a single TSOP footprint for high-capacity applications in consumer electronics devices, such as portable MP3 players, USB Flash drives, mobile phones and PDAs.

•	We licensed our NAND Flash-memory stacking technologies to Toshiba Corporation.

•	We introduced MobileStak, a chip-stacking solution that enables smaller mobile products by combining virtually any processor, controller and memory device into a single, small footprint module.

•	We licensed our ArctiCore R-DIMM, SO-DIMM and our mini-DIMM module technologies to Southland Micro Systems.

•

We continued adding sales capabilities outside of the United States. We now have third-party sales agents in Hong Kong, Israel, Japan, Korea and Taiwan. We plan to take similar actions in China and throughout Europe to aid in our regional sales efforts.

•	More than 200 million stacks based on Staktek’s technologies have been shipped to date.

•	We shipped 2.5 million High Performance Stakpaks during 2006.

•	We moved all High Performance Stakpak production to our Reynosa facility, driving significant improvements to our gross margin.

•	Our cash, cash equivalents and short-term investments increased $6 million while we repurchased $8 million in stock.

Results of Operations

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Staktek Holdings, Inc.
	Year Ended December 31,
	2006	2005	2004
Revenue:
Services	77.6%	64.0%	55.8%
License	22.4	36.0	44.2

Total revenue	100.0	100.0	100.0
Cost of revenue:
Services	50.9	53.0	36.3
Amortization of acquisition intangibles	11.9	24.6	21.4

Total cost of revenue	62.8	77.6	57.7

Gross profit	37.2	22.4	42.3
Operating expenses:
Selling, general and administrative	26.6	31.1	17.3
Research and development	14.8	10.9	3.6
Restructuring	0.7	1.9	—
Amortization of acquisition intangibles	1.5	1.9	2.5

Total operating expenses	43.6	45.8	23.4

Income (loss) from operations	(6.4)	(23.4)	18.9
Other income (expense), net	5.4	3.3	(1.1)

Income (loss) before income taxes	(1.0)	(20.1)	17.8
Provision (benefit) for income taxes	(0.2)	(5.9)	7.2

Net income (loss)	(0.8)%	(14.2)%	10.6%

Total Revenue

Total revenue for the year ended December 31, 2006 was $55.6 million, compared to revenue of $52.5 million and $73.6 million for the years ended December 31, 2005 and 2004, respectively. Services revenue in 2006 was $43.1 million, compared to $33.6 million and $41.0 million for 2005 and 2004, respectively. License revenue in 2006 was $12.5 million, compared to $18.9 million and $32.6 million for 2005 and 2004, respectively.

Our increased services revenue during 2006 as compared to 2005 was primarily driven by an increase in demand for our High Performance Stakpak. Revenue increased as the demand for this package type expanded in the server market.

License revenue decreased $6.4 million during 2006, compared with 2005, due primarily to decreased royalty revenue from Samsung. The Samsung license is for our leaded-package technologies, which are being replaced over time by CSP technologies.

Services revenue in 2005 decreased from 2004 primarily due to a decline in our unit volume, which was primarily driven by a series of industry transitions. First, there was a transition from stacked products based on 256-megabit memory TSOPs, to next-generation stacked products based on 512-megabit memory devices. Since the next-generation devices delivered twice as many bits of memory as the current generation, the demand for stacked memory packages, as measured in megabits, was satisfied at lower levels of unit volumes. As a result, we experienced a decrease in the number of 256-megabit units, partially offset by an increase in higher-priced units based on 512-megabit memory devices shipped during 2005 as compared to similar units shipped in 2004. In addition, a movement to non-leaded package technology, as well as the adoption of DDR-2, allowed the size of the DRAM package to vary and to more closely align with the size of the memory die in the package. This combination of industry transitions led to an increased use of planar solutions, which allowed additional memory devices to be directly attached on the printed circuit board without the need for stacking.

License revenue decreased $13.7 million during 2005, compared with 2004, due primarily to decreased royalty revenue from Samsung.

The following tables summarize sales to customers that represented 10% or more of total revenue for the periods indicated:

	Staktek Holdings, Inc.
	Year Ended December 31,
	2006	2005	2004
Samsung	20%	32%	43%
Hewlett-Packard	20%	17%	*
Netlist	18%	*	*
Micron	18%	21%	17%
SMART Modular	13%	11%	12%

*	Amount does not exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our accounts receivable at the dates indicated:

	December 31,
	2006	2005
Micron	36%	22%
HP	23%	29%
SMART Modular	18%	15%
Netlist	11%	22%

Looking forward, from an overall business perspective and industry overview with respect to our revenue, during the end of 2006, we began to see transitions in the industry. These included the increased use of dual-die and planar solutions; a continuing shift from DDR-1 to DDR-2, negatively impacting our legacy technologies; lower-than-expected sales of our 8GB FlashStak; our customers developing solutions internally so that they are not required to outsource stacking to us; OEMs using our competitors’ solutions instead of ours; reduced DRAM pricing due to a DRAM over supply in certain instances; as well as other transitions. Although only having a minimal impact on our business in the fourth quarter of 2006, these transitions may negatively impact the first quarter of 2007 as well as future quarters. At this time, we cannot predict when these trends may shift in a more positive direction, nor can we predict when our new product offerings will gain market traction.

Gross Profit

Gross profit for the year ended December 31, 2006 was $20.7 million, or 37.2% of total revenue. This amount represents an increase of $8.9 million, compared to gross profit of $11.8 million, or 22.4% of total revenue, for the year ended December 31, 2005. The increase in our gross profit for 2006 was primarily the result of a $6.3 million net decrease in the amortization of acquisition intangibles and stock-based compensation expense allocated to cost of revenue. Gross profit as a percentage of total revenue was reduced by 13.0 percentage points during 2006 due to the amortization of acquisition intangibles and stock-based compensation expense allocated to cost of revenue, as compared with a 25.7 percentage point impact of these items in overall gross profit during 2005. Additionally, while license revenue, for which there was not any corresponding impact on our cost of revenue, declined by $6.4 million, services revenue increased by $9.5 million while the costs associated with services revenue increased by $0.5 million. The combination of these factors resulted in a $2.6 million increase in gross profit.

Gross profit for the year ended December 31, 2005 was $11.8 million, or 22.4% of total revenue. This amount represents a decrease of $19.3 million, compared to gross profit of $31.1 million, or 42.3% of total revenue, for the year ended December 31, 2004. The reduction in our gross profit for 2005 was primarily the result of a decrease in our total revenue. License revenue, for which there was not any corresponding impact on our cost of revenue, declined by $13.7 million. Additionally, our services revenue declined by $7.4 million while costs associated with this revenue increased $1.1 million. Manufacturing costs did not decline, due to the fixed cost nature of our production process and increased costs of temporary staffing in our Austin facility related to ramping our new High Performance Stakpak. By December 31, 2005, the manufacture of this product was largely shifted to our lower-cost facility in Reynosa, Mexico. Gross profit as a percentage of total revenue was reduced by 25.7 percentage points during 2005 due to the amortization of acquisition intangibles and stock-based compensation expense allocated to cost of revenue, as compared with a 22.2 percentage point impact of these items on overall gross profit during 2004. Our manufacturing services’ gross profit percentage, defined as gross profit calculated from services revenue and services cost of revenue, decreased by approximately 17.5 percentage points in 2005 as compared to 2004, due mainly to fixed costs being spread over fewer units and the ramp of our High Performance production, partially offset by the reduction in manufacturing costs resulting from the increased utilization of our high-volume manufacturing facility in Mexico in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2006 was $14.8 million, or 26.6% of total revenue. This amount reflected a decrease of $1.5 million, or 9.2%, as compared to selling, general and administrative expense of $16.3 million, or 31.1% of total revenue, for the year ended December 31, 2005. For the year ended December 31, 2006 and 2005, selling, general and administrative expense included stock-based compensation expense of $4.6 million and $6.2 million, respectively. The reduction in selling, general and administrative expense during 2006 relative to 2005 was primarily due to a decrease in stock-based compensation expense of $1.6 million and a reduction in directors’ and officers’ insurance costs of $0.7 million, partially offset by an increase in personnel costs of $0.9 million.

Selling, general and administrative expense for the year ended December 31, 2005 was $16.3 million, or 31.1% of total revenue. This amount reflected an increase of $3.6 million, or 28.3%, as compared to selling, general and administrative expense of $12.7 million, or 17.3% of total revenue, for the year ended December 31, 2004. For the year ended December 31, 2005 and 2004, selling, general and administrative expense included stock-based compensation expense of $6.2 million and $4.3 million, respectively. The increase in selling, general and administrative expense during 2005 relative to 2004 was primarily due to an increase in stock-based compensation expense of $1.9 million, higher personnel costs of $0.5 million and relocation costs of $0.3 million associated with our broadening sales and marketing efforts and an increase in directors’ and officers’ insurance costs of $0.3 million.

Research and Development

Research and development expense for the year ended December 31, 2006 was $8.2 million, or 14.8% of total revenue, which reflected an increase of $2.4 million, or 41.4%, as compared with research and development expense of $5.8 million, or 10.9% of total revenue for the year ended December 31, 2005. For the years ended December 31, 2006 and 2005, research and development expense included stock-based compensation expense of approximately $1.0 million and $0.4 million, respectively. The increase in costs for the year resulted from expenditures associated with the development of our non-leaded technologies, ArctiCore, MobileStak and other new product initiatives, and recording stock-based compensation of $1.0 million. We intend to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies, such as DDR-3, non-DRAM homogeneous circuits and heterogeneous circuits. Our increased spending on research and development will be used to design and develop the tooling, testing capabilities and automation equipment to position us to qualify and manufacture products based on these new technologies.

Research and development expense for the year ended December 31, 2005 was $5.8 million, or 10.9% of total revenue, which reflected an increase of $3.2 million, or 123.1%, as compared with research and development expense of $2.6 million, or 3.6% of total revenue for the year ended December 31, 2004. For the years ended December 31, 2005 and 2006, research and development expense included stock-based compensation expense of approximately $0.4 million and $63,000, respectively. The increase in costs for the year resulted from our expenditures in the development of our non-leaded technologies, ArctiCore, MobileStak and other new product initiatives.

Restructuring Expense

During the years ended December 31, 2006 and 2005, we recorded restructuring expense of $0.4 million and $1.0 million, respectively. Both restructurings were the result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy.

There were no restructuring costs in 2004.

Amortization of Acquisition Intangibles

During the year ended December 31, 2006, we amortized $7.4 million of intangible assets resulting from the Staktek acquisition during the third quarter of 2003, with $6.6 million allocated to cost of revenue and $0.8 million to operating expenses. In 2007 we expect to incur amortization expense of $4.6 million.

During the year ended December 31, 2005, we amortized $14.0 million of intangible assets resulting from that acquisition, with $13.0 million allocated to cost of revenue and $1.0 million to operating expenses. During the year ended December 31, 2004, we amortized $17.6 million of intangible assets resulting from that acquisition, with $15.8 million allocated to cost of revenue and $1.8 million to operating expenses.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline.

Interest and Other Income (Expense)

Interest and other income, net, for the year ended December 31, 2006, was $3.0 million, as compared to interest and other income, net of $1.7 million for the year ended December 31, 2005. The increase in interest and other income, net, for 2006 versus 2005 was mainly due to an improved rate of return on investments.

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

Benefit for Income Taxes

We recorded an income tax benefit of $0.1 million and $3.1 million in the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, our effective tax rate was 22.3% and 29.1%, respectively. Management has determined that it is more likely than not that we will realize the benefit of our net deferred tax asset due to existing taxable temporary differences and carry back potential.

We recorded an income tax benefit of $3.1 million and an expense of $5.3 million in the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, our effective tax rate was 29.1% and 40.3%, respectively.

During 2006 and 2005, the effective tax rate differed from the federal statutory rate of 35%, due primarily to the impact of certain stock-based compensation expenses that were not tax deductible, in addition to other permanent items, including tax-exempt interest income

Quarterly Results of Operations

The following table presents unaudited results of operations for each of the quarters in the years ended December 31, 2006 and 2005. You should read the following table in connection with the consolidated financial statements and related notes contained in Item 8 in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
(in thousands, except per share data)	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
Revenue:
Services	$11,087	$11,271	$11,094	$9,632	$9,067	$8,804	$7,707	$8,063
License	2,869	3,430	3,325	2,848	3,878	3,989	3,570	7,448

Total revenue	$13,956	$14,701	$14,419	$12,480	$12,945	$12,793	$11,277	$15,511
Gross profit	$4,531	$6,117	$5,718	$4,320	$3,966	$2,515	$259	$5,031
Net income (loss)	$(796)	$600	$592	$(850)	$(474)	$(2,615)	$(5,075)	$687
Earnings (loss) per share:
Basic	$(0.02)	$0.01	$0.01	$(0.02)	$(0.01)	$(0.05)	$(0.10)	$0.01
Diluted	$(0.02)	$0.01	$0.01	$(0.02)	$(0.01)	$(0.05)	$(0.10)	$0.01
Shares used in computing earnings (loss) per share:
Basic	47,780	48,187	48,303	48,053	48,236	48,725	48,623	48,737
Diluted	47,780	49,682	49,894	48,053	48,236	48,725	48,623	50,547

The following table presents our historical results for the periods indicated as a percentage of total revenue:

	Three Months Ended
	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	Jun. 30, 2005	Mar. 31, 2005
Revenue:
Services	79.4%	76.7%	76.9%	77.2%	70.0%	68.8%	68.3%	52.0%
License	20.6%	23.3%	23.1%	22.8%	30.0%	31.2%	31.7%	48.0%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	32.5%	41.6%	39.7%	34.6%	30.6%	19.7%	2.3%	32.4%
Net income (loss)	(5.7)%	4.1%	4.1%	(6.8)%	(3.7)%	(20.4)%	(45.0)%	4.4%

Liquidity and Capital Resources

Our contractual future obligations at December 31, 2006 for the next five years are summarized as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$1,363	$334	$698	$331	$—
Capital leases	118	28	57	33	—

Total	$1,481	$362	$755	$364	$—

Operating lease obligations above included rent commitments at December 31, 2006 for our corporate office and research and production facility located in Austin, Texas. The capital lease commitment at December 31, 2006 was for office equipment.

We believe that our cash and cash equivalents and future cash flows from operations will be sufficient to fund these obligations.

As of December 31, 2006, we had no material future sales commitments to any of our customers.

As of December 31, 2006, we had working capital of $84.5 million, including $79.7 million of cash, cash equivalents and investments, compared to working capital of $79.5 million, including $73.7 million of cash, cash equivalents and investments as of December 31, 2005.

As of December 31, 2005, we had working capital of $79.5 million, including $73.7 million of cash, cash equivalents and investments, compared to working capital of $82.0 million, including $77.4 million of cash, cash equivalents and investments as of December 31, 2004.

Net cash provided by operating activities was $14.7 million for the year ended December 31, 2006, and resulted primarily from net loss adjusted by non-cash expenses and the change in income taxes receivable/payable partially offset by the change in inventories. Net cash provided by operating activities during 2005 was $12.0 million and resulted primarily from net income adjusted by non-cash expenses, partially offset by the change in deferred income taxes and income taxes receivable. Net cash provided by operating activities were $31.1 million in 2004 and resulted mainly from net income adjusted by non-cash expenses and a decrease in accounts receivable, partially offset by a decrease in deferred tax liabilities, a reduction in accrued liabilities due to payment of accrued interest on the debt from the Staktek acquisition and a decrease in trade accounts payable.

Net cash used in investing activities was $5.0 million for the year ended December 31, 2006, compared to $3.5 million for 2005. Investing activities during 2006 consisted primarily of the purchase of investment securities of $42.0 million and additions to property, plant and equipment of $1.5 million, partially offset by sales of investment securities of $38.7 million. Net cash used in investing activities was $3.5 million for the year ended December 31, 2005, compared to $43.4 million for 2004. Investing activities during 2005 consisted primarily of the purchase of investment securities of $93.5 million and additions to property, plant and equipment of $4.4 million, partially offset by sales of investment securities of $95.1 million. Investing activities during 2004 consisted primarily of purchases of investment securities of $45.6 million, additions to property, plant and equipment of $4.8 million and the purchase of patents, patent applications and certain customer information of $0.7 million, partially offset by sales of investment securities of $8.1 million.

Net cash used in financing activities during the year ended December 31, 2006 was $6.9 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $8.1 million, partially offset by the proceeds of $0.9 million received from the issuance of our common stock under our employee stock plans. Net cash used in financing activities during the year ended December 31, 2005 was $10.4 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $10.7 million. Net cash provided by financing activities during the year ended December 31, 2004 was $21.1 million, primarily due to the $145.5 million in gross proceeds received from our initial public offering, including the underwriters’ exercise of their over-allotment option, net of underwriter fees of $10.2 million and associated expenses of $1.5 million paid during the year, debt payments totaling $77.6 million and the $30.6 million redemption of the redeemable preferred stock. In the first quarter of 2004, we repaid all debt issued in connection with the Staktek acquisition, we redeemed all redeemable preferred stock previously issued, and we terminated the senior revolving credit notes. Additionally, we paid $4.3 million during 2004 to purchase our stock as part of our stock repurchase program.

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which currently has a maturity date of June 25, 2007. We may borrow up to $20.0 million at any given time for a one-year term. This credit agreement is guaranteed by Staktek Group, L.P. The interest rate on borrowings outstanding is based on the London interbank offered rate (LIBOR), plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with Guaranty Bank. We are required to maintain at least $5.0 million on deposit with Guaranty Bank during the term of this credit agreement.

The credit agreement contains customary covenants that preclude us from, among other things, making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, or incurring indebtedness in excess of $10.0 million with a third party outside the scope of this agreement.

The credit agreement contains financial covenants that must be met for periods in which we have outstanding borrowings. As of December 31, 2006, we had not borrowed under this credit agreement.

We believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with United States generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Initial license fees are recognized when (1) we enter into a legally binding arrangement with a customer for the license, (2) we deliver the products, (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is reasonably assured. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in services revenue. In instances where we provide training or other assistance that is considered inconsequential to the license agreement, the estimated fair value of the services is recognized in connection with the initial license fee and is included in license revenue.

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

Goodwill and our indefinite-lived intangible (trademark) are evaluated annually for impairment as of October 1 and are not amortized. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available. The trademark impairment test requires judgment regarding the timing and amount of future cash flows.

Income Taxes.    We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective transition method and, therefore, we have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest. Prior to SFAS 123(R) adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the recognition threshold and measurement of an uncertain tax position taken or expected to be taken in a tax return and is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect the adoption of SFAS 157 will have on our financial condition and results of operations.

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

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of December 31, 2006, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At December 31, 2006 and 2005, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate or the commercial-based rate would be dependent upon our outstanding borrowings. As of December 31, 2006, we had not borrowed under this credit agreement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are our audited consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Staktek Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Staktek Holdings, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staktek Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2006, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

Austin, Texas

March 5, 2007

STAKTEK HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$40,797	$38,011
Investments	38,874	35,696
Accounts receivable	5,479	5,062
Inventories	2,355	706
Prepaid expenses	638	598
Income tax recoverable	—	2,310
Other current assets	1,219	1,100

Total current assets	89,362	83,483
Property, plant and equipment, net	6,766	9,443
Deferred tax assets	932	—
Goodwill	28,081	28,081
Other intangibles, net	9,903	17,041
Other assets	147	301

Total assets	$135,191	$138,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,228	$403
Accrued liabilities	3,242	3,282
Income taxes payable	343	—
Deferred revenue	—	283
Current maturities of capitalized lease obligations	19	—

Total current liabilities	4,832	3,968
Capitalized lease obligations, less current maturities	75	—
Other accrued liabilities	256	246
Deferred tax liabilities	—	2,851

Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—

Stockholders' equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2006 and 2005, respectively; 52,513,671 shares and 51,809,007 shares issued at December 31, 2006 and December 31, 2005, respectively	52	51
Additional paid-in capital	157,193	156,252
Treasury stock, at cost; 4,819,703 shares and 3,413,020 shares at December 31, 2006 and 2005, respectively	(20,676)	(12,572)
Deferred stock-based compensation	—	(6,332)
Accumulated other comprehensive loss	(4)	(32)
Accumulated deficit	(6,537)	(6,083)

Total stockholders' equity	130,028	131,284

Total liabilities and stockholders' equity	$135,191	$138,349

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Services	$43,084	$33,641	$41,047
License	12,472	18,885	32,579

Total revenue	55,556	52,526	73,626
Cost of revenue:
Services (1)	28,247	27,817	26,705
Amortization of acquisition intangibles	6,623	12,938	15,785

Total cost of revenue	34,870	40,755	42,490

Gross profit	20,686	11,771	31,136
Operating expenses:
Selling, general and administrative (1)	14,805	16,302	12,744
Research and development (1)	8,238	5,751	2,626
Restructuring	391	982	—
Amortization of acquisition intangibles	817	1,013	1,855

Total operating expenses	24,251	24,048	17,225

Income (loss) from operations	(3,565)	(12,277)	13,911
Other income (expense):
Interest income	3,077	1,816	401
Interest expense	(19)	(7)	(1,210)
Other, net	(77)	(83)	(28)

Total other income (expense), net	2,981	1,726	(837)

Income (loss) before income taxes	(584)	(10,551)	13,074
Provision (benefit) for income taxes	(130)	(3,074)	5,268

Net income (loss)	(454)	(7,477)	7,806
Preferred stock dividends	—	—	(266)

Income (loss) available to common stockholders	$(454)	$(7,477)	$7,540

Earnings (loss) per share:
Basic	$(0.01)	$(0.15)	$0.16

Diluted	$(0.01)	$(0.15)	$0.15

Shares used in computing earnings (loss) per share:
Basic	48,080	48,579	47,234
Diluted	48,080	48,579	50,996
__________
(1) Includes stock-based compensation as follows:
Cost of revenue	$595	$543	$601
Selling, general and administrative expense	$4,599	$6,231	$4,313
Research and development expense	$1,022	$407	$63

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2003	40,377,396	$37	$25,325	$—	$(18,901)	$—	$(6,146)	$315
Issuance of common shares	11,190,000	11	135,276	—	—	—	—	135,287
Costs of initial public offering	—	—	(1,942)	—	—	—	—	(1,942)
Dividends on preferred stock	—	—	—	—	—	—	(266)	(266)
Write-off of deferred stock-based compensation due to the repurchase of unvested excercisable stock options	—	—	(463)	—	463	-	—	—
Share repurchases	—	—	—	(4,408)	—	—	—	(4,408)
Exercise of stock options	181,793	—	2	—	—	—	—	2
Vesting of previously exercised unvested stock options	—	1	38	—	—	—	—	39
Amortization of deferred stock- based compensation	—	—	—	—	4,976	—	—	4,976
Retirement of treasury stock	(646,974)	—	(2,426)	2,426	—	—	—	—
Net income	—	—	—	—	—	—	7,806	7,806
Unrealized loss on investment securities	—	—	—	—	—	(2)	—	(2)

Total comprehensive income	—	—	—	—	—	—	—	7,804

Balances at December 31, 2004	51,102,215	49	155,810	(1,982)	(13,462)	(2)	1,394	141,807
ESPP purchases	20,240	—	86	—	—	—	—	86
Share repurchases	—	—	—	(10,590)	—	—	—	(10,590)
Exercise of stock options	686,552	1	227	—	—	—	—	228
Vesting of previously exercised unvested stock options	—	1	78	—	—	—	—	79
Amortization of deferred stock- based compensation	—	—	—	—	7,181	—	—	7,181
Addition to deferred stock-based compensation, net	—	—	51	—	(51)	—	—	—
Net loss	—	—	—	—	—	—	(7,477)	(7,477)
Unrealized loss on investment securities, net of tax	—	—	—	—	—	(30)	—	(30)

Total comprehensive loss	—	—	—	—	—	—	—	(7,507)

Balances at December 31, 2005	51,809,007	$51	$156,252	$(12,572)	$(6,332)	$(32)	$(6,083)	$131,284

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2005	51,809,007	$51	$156,252	$(12,572)	$(6,332)	$(32)	$(6,083)	$131,284
ESPP purchases	35,970	—	171	—	—	—	—	171
Share repurchases	—	—	—	(8,104)	—	—	—	(8,104)
Exercise of stock options	668,694	1	773	—	—	—	—	774
Vesting of previously exercised unvested stock options	—	—	17	—	—	—	—	17
Stock-based compensation	—	—	6,216	—	—	—	—	6,216
Reclassification resulting from the adoption of SFAS 123(R)	—	—	(6,332)	—	6,332	—	—	—
Tax benefit from disqualifying disposition, net	—	—	96	—	—	—	—	96
Net loss	—	—	—	—	—	—	(454)	(454)
Unrealized gain on investment securities, net of tax	—	—	—	—	—	28	—	28
Total comprehensive loss	—	—	—	—	—	—	—	(426)

Balances at December 31, 2006	52,513,671	$52	$157,193	$(20,676)	$—	$(4)	$(6,537)	$130,028

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(454)	$(7,477)	$7,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangibles	11,726	19,226	22,333
Stock-based compensation expense	6,216	7,181	4,977
Excess tax benefit related to the exercise of employee stock options	(315)	—	—
Other non-cash charges	81	111	18
Deferred income taxes	(4,200)	(6,651)	(6,779)
Changes in operating assets and liabilities:
Accounts receivable	(417)	(569)	9,508
Inventories	(1,649)	127	(338)
Other current assets	179	(60)	1,156
Income tax receivable/payable	2,969	(221)	822
Accounts payable	825	(311)	(5,494)
Accrued liabilities	(12)	944	(3,528)
Deferred revenue	(283)	(346)	629

Net cash provided by operating activities	$14,666	$11,954	$31,110

Cash flows from investing activities:
Purchases of investments	$(41,957)	$(93,482)	$(45,564)
Sales and maturities of investments	38,716	95,062	8,125
Additions to property, plant and equipment	(1,468)	(4,446)	(4,802)
Proceeds from sale of equipment	226	55	—
Purchase of assets from DPAC	—	—	(734)
Patent application costs	(537)	(693)	(437)

Net cash used in investing activities	(5,020)	(3,504)	(43,412)

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Net proceeds from the issuance of common stock	943	345	133,781
Repayment of notes payable and long-term debt	—	—	(43,125)
Repayment of subordinated loan from related party	—	—	(34,500)
Redemption of redeemable preferred stock	—	—	(30,638)
Excess tax benefit related to the exercise of employee stock options	315	—	—
Share repurchases	(8,104)	(10,668)	(4,284)
Repurchase of exercised unvested shares	—	(47)	—
Payments on capitalized lease obligations	(14)	(53)	(113)

Net cash provided by (used in) financing activities	(6,860)	(10,423)	21,121

Net increase (decrease) in cash and cash equivalents	2,786	(1,973)	8,819
Cash and cash equivalents at beginning of period	38,011	39,984	31,165

Cash and cash equivalents at end of period	$40,797	$38,011	$39,984

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$12	$1	$3,739

Cash paid during the period for income taxes, net of refunds	$1,099	$3,798	$11,226

Noncash operating and investing activities:
Changes in goodwill	$—	$385	$1,260

Fixed assets acquired under capital lease	$108	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Staktek Holdings, Inc. (“we” and “our”) was originally formed by two investment funds affiliated with Austin Ventures L.P. in May 2003 for the purpose of acquiring Staktek Corporation, which was incorporated in Texas in June 1990. As a result of this merger, Staktek Corporation became our wholly owned subsidiary.

We are a provider of intellectual property and services for stacking and module technologies for high-speed, high-capacity systems. With an IP portfolio of more than 200 patents and patent applications pending, we offer outsourced manufacturing, technology licensing and custom engineering.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles. Our consolidated financial statements include the accounts of Staktek Holdings, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of assets and liabilities. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2006 and 2005, our cash equivalents included funds in demand deposit accounts, money market accounts, municipal bonds and commercial paper.

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

All of these investments are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss). Fair value is determined as the market value of the security at the measurement date. Interest, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

Inventories

Inventories consist of materials purchased and labor and overhead incurred for product that has not yet been shipped. Inventories are stated at the lower of cost or market (estimated realizable value) using the first-in, first-out (FIFO) method.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in the Staktek acquisition We have a single reporting unit at an enterprise level and allocate goodwill to this reporting unit for goodwill impairment testing.

We assess whether goodwill and indefinite-lived intangible assets (trademark) are impaired on an annual basis. Upon determining the existence of goodwill and/or trademark impairment, we measure that impairment based on the amount by which the book value of goodwill and/or trademark exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired. In connection with our annual assessment on October 1, 2006, we determined that no impairment of goodwill and/or trademark existed.

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

We capitalize third-party costs associated with patent registration. Capitalized patent costs are amortized over the estimated useful life of 12 years beginning when the patent is issued. Amortization expense related to our patents is included in services cost of revenue or research and development expense. At the time patent registration is deemed unsuccessful, the related costs are written off.

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

We maintain our cash and cash equivalents in accounts with five major financial institutions in the United States or in countries where our subsidiaries operate, in the form of demand deposits and money market accounts. At December 31, 2006 and 2005, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

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

The following tables summarize sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Samsung	20%	32%	43%
Hewlett-Packard	20%	17%	*
Netlist	18%	*	*
Micron	18%	21%	17%
SMART Modular	13%	11%	12%

*	Amount does not exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our total accounts receivable at the dates indicated:

	December 31,
	2006	2005
Micron	36%	22%
Hewlett-Packard	23%	29%
SMART Modular	18%	15%
Netlist	11%	22%

We derive virtually all of our revenue from our Performance Stakpak and High Performance Stakpak products. During the end of 2006, we began to see transitions in the industry. These included the increased use of dual-die and planar solutions; a continuing shift from DDR-1 to DDR-2, negatively impacting our legacy technologies; our customers developing solutions internally so that they are not required to outsource stacking to us; OEMs using our competitors’ solutions instead of ours; reduced DRAM pricing due to a DRAM over supply in certain instances; as well as other transitions. A decline in demand for these products could adversely affect our results of operations.

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

License Revenue

In addition to our services revenue, we also earn revenue from licensing our technology. Initial license fees are recognized when: (1) we enter into a legally binding arrangement with a customer for the license; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until such services are provided. The associated revenue is included in services revenue. In instances where we provide training or other assistance that is considered inconsequential to the license agreement, the estimated fair value of the services is recognized in connection with the initial license fee and is included in license revenue.

Currently we have license agreements with five customers that specify that certain royalties are earned by us upon each customer’s shipment of products utilizing our proprietary technologies. Our customers generally report shipment information 20 to 30 days after the end of the quarter in which the activity takes place and typically do not provide us with forward estimates or current-quarter information concerning their shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which the licensee actually ship products using our technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is considered probable.

Cost of Revenue

Cost of revenue includes the cost of labor, materials and overhead required to perform the manufacturing process. These costs are included in inventories until the product is shipped and revenue is recognized. Cost of revenue also includes the amortization of acquired technology, a customer contract and certain patents and stock-based compensation expense.

Shipping and Handling Cost

We include shipping and handling costs as part of cost of revenue as incurred.

Research and Development

We expense costs for research and development of our technologies as incurred.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were not material for any periods presented.

Stock-Based Compensation

We account for our employee stock-based compensation using the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and, therefore, we have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest. In addition, under SFAS 123(R), tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are presented as financing cash flows in the consolidated statement of cash flows. Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB 25.

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

Equity instruments issued to non-employees are accounted for in accordance with FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. For the years ended December 31, 2006 and 2005, options and common stock subject to repurchase were not included in the computation of diluted loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 defines the recognition threshold and measurement of an uncertain tax position taken or expected to be taken in a tax return and is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect the adoption of SFAS 157 will have on our financial condition and results of operations.

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

4. Investments

During 2006 and 2005, we invested in securities with original maturities greater than three months. These securities are classified as “available-for-sale.” The amortized cost, net unrealized gains and losses and fair value of these securities as of December 31, 2006 and 2005 were as follows (in thousands):

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
2006
Auction rate securities	$15,775	$—	$—	$15,775
Municipal bonds	12,006	—	(3)	12,003
Other available for sale securities	11,099	—	(3)	11,096

	$38,880	$—	$(6)	$38,874

2005
Auction rate securities	$20,045	$5	$—	$20,050
Municipal bonds	8,791	—	(30)	8,761
Other available for sale securities	6,910	—	(25)	6,885

	$35,746	$5	$(55)	$35,696

Net unrealized gains and losses at December 31, 2006 and 2005 were the result of fluctuations in the current market value of these securities in the marketplace.

Maturities of investment securities classified as available-for-sale at December 31, 2006 and 2005 by contractual maturity are shown below (in thousands). Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$8,893	$8,887	$14,212	$14,176
Between 1 and 5 years	7,112	7,112	2,224	2,211
Between 5 and 10 years	—	—	2,100	2,100
After 10 years	22,875	22,875	17,210	17,209

	$38,880	$38,874	$35,746	$35,696

We sold approximately $38.7 million and $95.1 million in investment securities held as available-for-sale in the years ended December 31, 2006 and 2005, respectively.

5. Inventories

Inventories at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Raw materials	$2,206	$629
Work in process	42	20
Finished goods	107	57

	$2,355	$706

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 consisted of the following (in thousands):

Asset Class	Estimated Life (in years)	2006	2005
Land		$371	$371
Buildings	20	2,283	2,232
Software	3	949	933
Vehicles	5	50	76
Office furniture and equipment	5	2,314	1,999
Lab equipment	3	12,864	12,544
Tooling and fixtures	3	2,013	1,677
Leasehold improvements and clean room	3	491	476
Assets under development		108	9

		21,443	20,317
Accumulated depreciation		(14,677)	(10,874)

Property, plant and equipment, net		$6,766	$9,443

Amortization of the assets under capital lease was included in depreciation and was approximately $18,000, $53,000 and $113,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense related to assets under capital lease was included in interest expense and was approximately $10,000, $1,000 and $9,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In October 2004, we moved several manufacturing assets to our facility in Reynosa, Mexico. Additionally, we decided to sell certain assets, which were recorded as assets held for sale. The market value of these assets at the time we decided to sell them was approximately $59,000, which was equal to the net book value and therefore no impairment was recorded. During 2005, we sold the largest piece of this equipment with a net book value of $56,000. As of December 31, 2006, we did not have any assets recorded as assets held for sale. During 2006, we sold a piece of lab equipment for a gain of $0.2 million to SMART under the manufacturing agreement.

7. Other Intangible Assets

In June 2004, we acquired from DPAC Technologies Corp. (DPAC) its stacking patents and patent applications as well as certain customer information for $0.5 million and $0.2 million, respectively, which are being amortized over 12 and 2 years, respectively.

The gross carrying amounts and accumulated amortization of our other intangible assets and patents at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$21,207	$(16,881)	$20,797	$(13,927)
Customer contract	26,100	(23,180)	26,100	(19,452)
Indefinite lived assets (trademark)	1,800	—	1,800	—
Other intangible assets	5,798	(4,941)	5,798	(4,075)

	$54,905	$(45,002)	$54,495	$(37,454)

Amortization expense for all intangibles in the years ended December 31, 2006, 2005 and 2004 was $7.4 million, $14.0 million and $17.6 million, respectively.

The following table details the estimated aggregate annual amortization expense (in thousands) for each of the five succeeding years for all of the intangibles we own that we are currently amortizing:

2007	$4,683
2008	$1,474
2009	$156
2010	$62
2011	$62

8. Accrued Liabilities

Accrued liabilities at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Accrued salaries and wages	$607	$454
Accrued severance and restructuring costs	481	398
Accrued vacation	575	526
Accrued bonuses	744	798
Accrued property tax	235	332
Other accrued liabilities	600	774

	$3,242	$3,282

Accrued severance and restructuring costs at December 31, 2006 include severance of $0.5 million for former executives.

9. Debt

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which currently has a maturity date of June 25, 2007. We may borrow up to $20.0 million at any given time for a one-year term. This credit agreement is guaranteed by Staktek Group, L.P. The interest rate on borrowings outstanding is based on LIBOR, plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with Guaranty Bank. We are required to maintain at least $5.0 million on deposit with Guaranty Bank during the term of this credit agreement.

The credit agreement contains customary covenants that preclude us from, among other things, making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, or incurring indebtedness in excess of $10.0 million with a third party outside the scope of this agreement.

The credit agreement contains financial covenants that must be met for periods in which we have outstanding borrowings. As of December 31, 2006, we had not borrowed under this credit agreement.

10. Redeemable Preferred Stock

At December 31, 2006 and 2005, we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

11. Commitments and Contingencies

At December 31, 2006, we had advance payments on assets under development of approximately $0.1 million related to the purchase of certain capital equipment and services. At December 31, 2005, advanced payments on assets under development were immaterial.

At December 31, 2006, approximately 83% of our employees in Mexico, or approximately 72% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

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

As of December 31, 2006, we were not involved in any other material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims or requested concessions we may agree to in the interest of maintaining business relationships.

12. Leases

During 2006, we leased our Austin facility under a non-cancelable operating lease agreement. During 2005 and 2004, we leased our Austin facility and certain production and office equipment under non-cancelable operating lease agreements. Total operating expense for the years ended December 31, 2006, 2005 and 2004 was approximately $0.4 million, $0.6 million, and $1.1 million, respectively. Additionally, we have office equipment under a capital lease at December 31, 2006.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2006 (in thousands):

	Capital Leases	Operating Leases
2007	$28	$334
2008	28	336
2009	28	362
2010	28	331
2011	6	—

Total minimum lease payments	118	$1,363

Amount representing interest	(24)

Present value of net minimum lease payments	94
Less current maturities	(19)

	$75

13. Related-Party Transactions

Relationship with Austin Ventures

At December 31, 2006, Austin Ventures and its affiliates beneficially owned approximately 77% of our outstanding common stock. Set forth below is a brief description of the existing relationships and agreements between Austin Ventures and us.

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

14. Earnings Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Income (loss) available to common stockholders	$(454)	$(7,477)	$7,540
Denominator:
Weighted average common shares outstanding	48,345	49,674	50,035
Less: Weighted common shares subject to repurchase	265	1,095	2,801

Total weighted average common shares used in computing basic earnings (loss) per share	48,080	48,579	47,234

Effect of dilutive securities:
Common shares subject to repurchase	—	—	2,801
Stock options	—	—	955
Stock warrants	—	—	6

Dilutive potential common shares	—	—	3,762

Total weighted average common shares used in computing diluted earnings (loss) per share	48,080	48,579	50,996

Earnings (loss) per share:
Basic	$(0.01)	$(0.15)	$0.16

Diluted	$(0.01)	$(0.15)	$0.15

For the years ended December 31, 2006, 2005 and 2004, we did not include approximately 5,681,000, 6,168,000 and 532,000 weighted average common stock equivalents, respectively, in the diluted earnings (loss) per share calculation because their impact would have been antidilutive.

15. Stockholders’ Equity

Common Stock

In August 2005, we reduced authorized shares from 200,000,000 to 100,000,000. Of these authorized shares, 11,030,000 shares have been reserved for the issuance of stock options. Of these options, 10,874,448 had been granted, of which 821,483 were forfeited, leaving 977,035 available for issuance at December 31, 2006. At December 31, 2005, 10,405,698 had been granted and 1,166,119 were available for issuance.

Of the 52,513,671 shares and 51,809,007 shares of common stock issued as of December 31, 2006 and 2005, respectively, 104,884 shares and 436,786 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

During 2004, our Board of Directors approved a stock repurchase program. Under this program, we could spend up to $15.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. During 2005, we purchased 2,775,819 shares of our stock under this program at a total cost of $10.6 million. During November 2005, we completed this stock repurchase program. In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this renewed program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. In November 2006, our Board of Directors authorized an additional $10.0 million to purchase our common stock. During 2006, we purchased 1,406,683 shares of our stock under this program at a total cost of $8.1 million.

Common Stock Warrant

In October 2003, we issued a warrant to purchase 21,500 shares of common stock to a charitable foundation at $0.67 per share. The warrant is exercisable by the warrant holder at any time prior to October 24, 2010. The fair value of the warrant was estimated using the Black-Scholes pricing model with the following assumptions: expected volatility of 98.0%; expected life of 7 years; expected dividend yield of 0.0%; and the risk-free interest rate of 3.0%. During the period ended December 31, 2003, the warrant was recorded at its fair market value of approximately $225,000 and expensed to “Selling, general and administrative” expenses in the Consolidated Statement of Operations.

16. Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, which currently has 11,030,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

In December 2004, the FASB issued SFAS 123(R). Under this standard, all forms of share-based payments to employees, including stock options, are treated as compensation and recognized in the income statement. Pro forma disclosure is no longer acceptable. In addition, under SFAS 123(R), tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are presented as financing cash flows in the consolidated condensed statement of cash flows. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) and continued to use the Black-Scholes method of valuation for share-based compensation. Under the fair value recognition provisions of SFAS 123(R), we adopted the modified prospective transition method, and therefore, recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006. Prior period restatement and cumulative adjustments are not required.

Prior to adopting SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of option grants as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized to be classified as financing cash flows. As a result, $0.3 million of excess tax benefits for 2006 have been classified as financing cash flows. In addition, in accordance with SFAS 123(R), the approximate $6.3 million of deferred stock-based compensation recorded as a reduction to stockholders’ equity at December 31, 2005 is no longer reported as a separate component of stockholders’ equity and has been reclassified to additional paid-in capital.

Information with respect to stock option activity for the year ended December 31, 2006 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,168,139	$3.01
Granted	468,750	$6.11
Exercised	(668,694)	$1.16
Cancelled or forfeited	(279,666)	$3.42

Outstanding at December 31, 2006	4,688,529	$3.56	7.92	$16,672

Options exercisable at December 31, 2006	2,556,326	$3.31	7.45	$8,448

As of December 31, 2006, there was approximately $7.5 million of unrecognized compensation cost related to outstanding stock options. For the year ended December 31, 2006, the total intrinsic value of exercised stock options was $3.3 million.

For grants issued during the three and 12 months ended December 31, 2006, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Three Months Ended December 31, 2006	Year Ended December 31, 2006
Expected volatility	59.0%	59.0% – 62.0%
Dividend yield	0.0%	0.0%
Expected term (in years)	7.0	7.0 – 10.0
Risk-free interest rate	4.5%	4.5% – 5.2%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options issued to employees is estimated based on the average of the vesting period and contractual term of the option. The expected term of options issued to non-employees is based on the contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the year ended December 31, 2006 was $3.98. During the three and 12 months ended December 31, 2006, we recorded share-based compensation expense for options of approximately $1.5 million and $5.8 million, respectively.

Prior to the adoption of SFAS 123(R), we applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations to account for our stock options granted to employees. Under this method, we recorded compensation cost only if the market price of the underlying common stock on the grant date exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123.

The following table illustrates the previously disclosed pro forma effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Income (loss) available to common stockholders, as reported	$(7,477)	$7,540
Add: Stock-based compensation cost, net of related tax effects, included in the determination of income (loss) available to common stockholders as reported	6,180	3,947
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(7,112)	(4,314)

Pro forma income (loss) available to common stockholders	$(8,409)	$7,173

Income (loss) per share:
Basic—as reported	$(0.15)	$0.16

Basic—pro forma	$(0.17)	$0.15

Diluted—as reported	$(0.15)	$0.15

Diluted—pro forma	$(0.17)	$0.14

Employee Stock Purchase Plan

During the second quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), pursuant to which eligible employees may contribute a portion of their base compensation to purchase shares of our common stock at a price equal to 85% of the fair market value on the date of exercise. As of December 31, 2006, we had 1.0 million authorized shares under this plan, of which approximately 56,000 shares have been issued. In accordance with SFAS 123(R), we recognize expense based on the 15% discount at purchase. For the three and 12 months ended December 31, 2006, ESPP compensation expense was approximately $5,000 and $30,000, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of December 31, 2006, we had 800,000 authorized shares under this plan. For the 12 months ended December 31, 2006, we granted 386,610 RSUs. RSUs generally vest over a four-year period.

Information with respect to RSU activity for the year ended December 31, 2006 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	—	$—
Granted	386,610	$6.73
Vested	—	$—
Cancelled	(25,147)	$6.73

Outstanding at December 31, 2006	361,463	$6.73

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and 12 months ended December 31, 2006, RSU compensation expense was $0.1 million and $0.4 million, respectively. As of December 31, 2006, there was approximately $1.8 million of unrecognized compensation cost related to outstanding RSUs, which we expect to recognize over a weighted average period of 3.2 years.

As a result of adopting SFAS 123(R), our loss before income taxes and net loss for the year ended December 31, 2006 were approximately $2.2 million higher and $1.7 million higher, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $0.04 and $0.03 lower, respectively, than if we had continued to account for shared-based compensation under APB 25.

17. Income Taxes

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$2,077	$781	$6,274
Foreign	1,991	2,958	5,302
State	6	(162)	231

Total current	4,074	3,577	11,807

Deferred:
Federal	(4,081)	(6,632)	(6,411)
Foreign	(112)	—	—
State	(11)	(19)	(128)

Total deferred	(4,204)	(6,651)	(6,539)

Provision (benefit) for income taxes	$(130)	$(3,074)	$5,268

Foreign taxes include withholdings on royalties from customers located in foreign countries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Current deferred tax assets
Unrealized loss on securities	$2	$—
Accrued liabilities	448	254

Net current deferred tax assets	$450	$254

Noncurrent deferred tax assets
Unrealized loss on securities	$—	$17
Accrued liabilities	142	136
Depreciation and amortization	1,227	974
Deferred compensation	2,897	1,823

Net noncurrent deferred tax assets	$4,266	$2,950

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	$(109)	$(96)

Total current deferred tax liabilities	$(109)	$(96)

Noncurrent deferred tax liabilities
Deductible patent expense	$(551)	$(407)
Acquired intangibles	(2,783)	(5,394)

Total noncurrent deferred tax liabilities	$(3,334)	$(5,801)

Net current deferred tax asset	$341	$158

Net noncurrent deferred tax asset (liability)	$932	$(2,851)

During 2005, we decreased goodwill by approximately $385,000, primarily due to the tax benefits associated with tax deductible stock-based compensation costs associated with the Predecessor Company.

Undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided.

The exercise of certain of our stock options results in compensation, which is includable in the taxable income of the exercising option holder and deductible by us for federal and state income tax purposes. This compensation results from increases in the fair market value of our common stock subsequent to the date of grant of the exercised stock options. Any option-related excess tax benefits are recorded as an increase to additional paid-in capital, while option-related tax deficiencies are recorded as a decrease to additional paid-in capital to the extent of our additional paid-in capital option pool, and the remainder, if any, is taken to the income tax provision. During the years ended December 31, 2006 and 2005, our option-related excess tax deductions resulted in an increase to additional paid-in capital of approximately $0.3 million and $0, respectively, while option-related tax deficiencies resulted in a decrease to additional paid-in capital of approximately $0.2 million and $0, respectively.

Our provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes primarily as a result of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Computed at federal statutory rate	$(204)	$(3,693)	$4,576
State taxes, net of federal benefit	1	(8)	100
Stock-based compensation expense	387	1,399	542
Non-deductible and non-taxable items	(395)	(327)	6
Other	81	(445)	44

Provision (benefit) for income taxes	$(130)	$(3,074)	$5,268

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

401(k) Plan

We have a voluntary defined contribution retirement plan (401(k) Plan) qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) Plan, eligible employees may defer up to 75% of their annual compensation, subject to maximum IRS limitations. Under the provisions of the 401(k) Plan, we make contributions in amounts as determined by the Board of Directors, subject to certain limitations. Our contributions related to the 401(k) Plan were approximately $0.5 million for the years ended December 31, 2006, 2005 and 2004.

Bonus Plan

We have a quarterly bonus plan under which eligible employees may receive a percentage of their base pay in additional compensation. Typically, we make these payments within 40 days after the end of the quarter in which the compensation is earned. Total expense was approximately $2.3 million, $1.9 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Discretionary Payment

We met 97% of our targeted annual adjusted operating income established by the Board of Directors at the beginning of 2006. As a result of this accomplishment, the Board authorized a one-time, discretionary bonus payment to employees of the Company in February 2007 based on the ratio of the full-year adjusted operating income to the adjusted operating income annual target. Total expense recorded in 2006 for this payment was approximately $0.8 million.

19. Restructuring

During 2005, we recorded a restructuring charge totaling $1.0 million resulting from workforce reductions of 76 employees. In April 2006, we recorded an additional restructuring charge of approximately $0.4 million for separation costs for a workforce reduction of 29 employees. Both restructurings were the result of the transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy. The following table details the changes in the restructuring accrual (in thousands) during the year ended December 31, 2006:

Restructuring accrual at December 31, 2004	$—
Restructuring expenses accrued	1,048
Payments of restructuring expenses	(554)
Reversal of excess accrual	(66)

Restructuring accrual at December 31, 2005	$428
Restructuring expenses accrued	391
Payments of restructuring expenses	(789)

Restructuring accrual at December 31, 2006	$30

As of December 31, 2006, approximately $23,000 of the restructuring accrual was included in long-term liabilities.

20. Geographic Information

We consider our business activities to constitute a single segment. Following is a summary of our revenues by geographic region (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenue:
North America:
United States	$43,133	$33,307	$30,472
Canada	—	746	5,143
Europe:
Germany	592	1,396	4,838
Italy	—	—	1,320
Other	1	37	345
Asia:
Korea	11,221	16,965	31,508
Japan	609	75	—

Total	$55,556	$52,526	$73,626

At December 31, 2006 and 2005, we had physical assets consisting of cash and net property, plant and equipment located at our manufacturing facility in Reynosa, Mexico as follows (in thousands):

	2006	2005
Cash	$581	$69
Property, plant and equipment, net	4,643	6,025

Total	$5,224	$6,094

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on April 19, 2007 (the Proxy Statement) under the headings “Board Structure and Compensation,” “Proposal: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. In addition, the Company has adopted a Code of Conduct that applies to our directors and employees. This Code of Conduct can be found under the Investor Relations section on our web site and is included as Exhibit 14.1 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement under the headings “Board Structure and Compensation—Director Compensation Arrangements” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Proxy Statement under the heading “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	10-Q	000-50553	3.2.1	11/7/05

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Staktek Holdings, Inc. 2003 Stock Option Plan, as amended to date	10-Q	000-50553	10.1	11/7/05

10.2*	Staktek Holdings 2005 Employee Stock Purchase Plan	S-8	333-125853	99	6/16/05

10.3*	Staktek Holdings 2006 Equity-Based Compensation Plan	S-8	33-133494	99.1	4/24/06

10.4*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.5	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.6**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.7	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03

10.8*	Executive Employment Agreement, dated August 20, 2003, among Staktek Corporation and James W. Cady	S-1	333-110806	10.8.1	11/26/03

10.9*	Amendment No. 1 to James W. Cady’s Executive Employment Agreement, dated May 9, 2005	8-K	000-50553	10.2	5/11/05

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.10*	Separation Agreement, dated February 28, 2006, among Staktek and James W. Cady	8-K	000-50553	99.2	2/28/06

10.11*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Wayne R. Lieberman	8-K	000-50553	10.1	10/26/05

10.12*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and W. Kirk Patterson	8-K	000-50553	10.2	10/26/05

10.13*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Stephanie A. Lucie	8-K	000-50553	10.3	10/26/05

10.14*	Form of Indemnification Agreement for Staktek Holdings, Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.15*	Staktek Holdings, Inc. Medical Retiree Plan	10-K	000-50553	10.9	3/9/05

10.16*	Staktek Amended and Restated 2006 Bonus Incentive Plan	8-K	000-50553	99.1	2/7/06

10.17	Loan Agreement, dated March 10, 2005, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	5/11/05

10.18	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005	10-Q	000-50553	10.2	5/11/05

10.19	Guaranty Agreement, dated March 10, 2005, between Staktek Group, L.P. and Guarantee Bank	10-Q	000-50553	10.3	5/11/05

14.1	Code of Conduct	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries	S-1	333-110806	21.1	11/26/03

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (See signature page of this Form 10-K)					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* -	Constitutes management contract or compensatory arrangement
** -	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAKTEK HOLDINGS, INC.

By:	/s/ WAYNE R. LIEBERMAN
Wayne R. Lieberman President and Chief Executive Officer
Date: March 7, 2007

By:	/s/ W. KIRK PATTERSON
W. Kirk Patterson Senior Vice President and Chief Financial Officer
Date: March 7, 2007

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

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ WAYNE R. LIEBERMAN Wayne R. Lieberman	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2007

/s/ W. KIRK PATTERSON W. Kirk Patterson	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 7, 2007

/s/ JOSEPH C. ARAGONA Joseph C. Aragona	Chairman of the Board of Directors	March 7, 2007

/s/ JAMES W. CADY James W. Cady	Director	March 7, 2007

/s/ HARVEY B. CASH Harvey B. Cash	Director	March 7, 2007

/s/ KEVIN P. HEGARTY Kevin P. Hegarty	Director	March 7, 2007

/s/ CLARK W. JERNIGAN Clark W. Jernigan	Director	March 7, 2007

/s/ EDWARD E. OLKKOLA Edward E. Olkkola	Director	March 7, 2007

/s/ A. TRAVIS WHITE A. Travis White	Director	March 7, 2007