Form 10-Q
period 2007-03-31
STAKTEK HOLDINGS INC
filed 2007-05-09
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Acclerated filer  ☐    Non-acclerated filer  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2007, was 47,509,689.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED MARCH 31, 2007

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,619	$40,797
Investments	36,034	38,874
Accounts receivable	3,973	5,479
Inventories	2,225	2,355
Prepaid expense	1,124	638
Other current assets	1,118	1,219

Total current assets	86,093	89,362
Property, plant and equipment, net	6,002	6,766
Deferred tax assets	1,721	932
Goodwill	28,081	28,081
Other intangibles, net	8,210	9,903
Other assets	104	147

Total assets	$130,211	$135,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$653	$1,228
Accrued liabilities	1,911	3,242
Income taxes payable	129	343
Deferred revenue	50	—
Current maturities of capitalized lease obligations	19	19

Total current liabilities	2,762	4,832
Capitalized lease obligations, less current maturities	71	75
Other accrued liabilities	264	256

Redeemable preferred stock; $0.001 par value; 5,000,000 shares
authorized; 0 shares issued	—	—

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,644,887 shares and 52,513,671 shares issued at March 31, 2007 and December 31, 2006, respectively	53	52
Additional paid-in capital	158,780	157,193
Treasury stock, at cost; 5,135,198 shares and 4,819,703 shares at March 31, 2007 and December 31, 2006, respectively	(22,242)	(20,676)
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(9,473)	(6,537)

Total stockholders’ equity	127,114	130,028

Total liabilities and stockholders’ equity	$130,211	$135,191

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Services	$7,182	$9,632
License	1,496	2,848

Total revenue	8,678	12,480
Cost of revenue:
Services (1)	5,848	6,504
Amortization and impairment of acquisition intangibles	1,700	1,656

Total cost of revenue	7,548	8,160

Gross profit	1,130	4,320
Operating expenses:
Selling, general and administrative (1)	3,339	3,540
Research and development (1)	1,776	2,335
Amortization of acquisition intangibles	138	204

Total operating expenses	5,253	6,079

Loss from operations	(4,123)	(1,759)
Other income (expense):
Interest income	836	670
Interest expense	(2)	(5)
Other, net	(32)	(7)

Total other income, net	802	658

Loss before income taxes	(3,321)	(1,101)
Benefit for income taxes	(385)	(251)

Net loss	$(2,936)	$(850)

Loss per share:
Basic	$(0.06)	$(0.02)

Diluted	$(0.06)	$(0.02)

Shares used in computing loss per share:
Basic	47,377	48,053
Diluted	47,377	48,053

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$101	$139
Selling, general and administrative expense	1,240	1,021
Research and development expense	246	286

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,936)	$(850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment of intangibles	2,697	3,048
Stock-based compensation expense	1,584	1,446
Excess tax benefit related to the exercise of employee stock options	(36)	(66)
Other non-cash charges	128	21
Deferred income taxes	(787)	(750)
Net change in operating assets and liabilities	(820)	(2,404)

Net cash provided by (used in) operating activities	(170)	445

Cash flows from investing activities:
Purchases of investments	(11,085)	(5,048)
Sales and maturities of investments	13,900	1,575
Additions to property, plant and equipment	(183)	(257)
Proceeds from sale of equipment	—	25
Patent application costs	(195)	(158)

Net cash provided by (used in) investing activities	2,437	(3,863)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	89	113
Excess tax benefit related to the exercise of employee stock options	36	66
Share repurchases	(1,566)	(50)
Payments on capitalized lease obligations	(4)	—

Net cash provided by (used in) financing activities	(1,445)	129

Net increase (decrease) in cash and cash equivalents	822	(3,289)

Cash and cash equivalents at beginning of period	40,797	38,011

Cash and cash equivalents at end of period	$41,619	$34,722

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (we, us, our) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. In addition, operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that adopting SFAS 157 will have on our financial condition and results of operations.

2.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	March 31, 2007	December 31, 2006
Raw materials	$2,112	$2,206
Work in process	57	42
Finished goods	56	107

	$2,225	$2,355

3.	Other Intangible Assets

In accordance with generally accepted accounting principles, we evaluate the recoverability of our indefinite-lived intangible assets (goodwill and trademark) on an annual basis. As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. We calculated fair value using a form of discounted cash flow analysis known as the “relief from royalty” approach, which is based on an analysis of economic benefit provided to the owner of the trademark. As a result of our review, we recorded an impairment charge of approximately $0.7 million, which is included in “Amortization and impairment of acquisition intangibles” in cost of revenue. As of March 31, 2007, we also determined that the trademark intangible asset has an estimated remaining useful life of four years. Beginning in the second quarter of 2007, we will amortize the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period.

4.	Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 defines the recognition threshold and measurement of an uncertain tax position taken or expected to be taken in a tax return.

As a result of implementing FIN 48, we did not recognize a change in our liability for unrecognized tax benefits. As of January 1, 2007, our balance sheet included unrecognized tax benefits of approximately $0.2 million. The disallowance of the associated tax position would not affect our annual effective income tax rate. We anticipate that total unrecognized tax benefits will decrease by approximately $0.2 million due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. To the extent that interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2003 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2002. We are not currently under audit for federal, state or any foreign jurisdictions.

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income and the application of a valuation allowance for certain deferred tax assets for which we believe there is uncertainty regarding their realization. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. We recorded a benefit for income taxes of $0.4 million in the first quarter of 2007.

5.	Restructuring

During 2005 and 2006, we recorded restructuring charges for workforce reductions as a result of the transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure to focus on our growth strategy. The following table details the changes in the related restructuring accrual (in thousands) during the first quarter of 2007:

Restructuring accrual at December 31, 2006	$30
Payments of restructuring expenses	(1)

Restructuring accrual at March 31, 2007	$29

As of March 31, 2007, approximately $22,000 of the liability was included in long-term liabilities.

6.	Commitments and Contingencies

At March 31, 2007, approximately 78% of our employees in Mexico, or approximately 65% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

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

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On August 1, 2006, we filed an action in the U.S. District Court for the Western District of Texas, Austin Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, which was dismissed on March

7, 2007 for lack of personal jurisdiction. On March 8, 2007, we filed a similar action in the U.S. District Court for the District of Massachusetts, Boston Division. On April 19, 2007, the defendants filed a motion for a more definitive statement as well as a motion to strike. We filed our response to this motion on May 1, 2007. No further action has been taken. We are seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore™ technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. While we intend to vigorously prosecute these claims, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking. The defendants’ response to our lawsuit is not yet due. It is possible that the defendants could include counterclaims against us with their responsive pleadings, but we have no knowledge of any basis for such counterclaims.

Helen Holzwasser v. Staktek Holdings, Inc., James. W. Cady and William Kirk Patterson

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers, one of whom is no longer an executive officer (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004. In April 2005, the case was transferred to federal district court in Austin, Texas, and in June 2005, the plaintiff amended her complaint, adding our chairman of the board as a defendant. On March 26, 2007, the judge dismissed this litigation and the time period to appeal this ruling has expired.

As of March 31, 2007, we were not involved in any other material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims or requested concessions we may agree to in the interest of maintaining business relationships.

7.	Common Stock

Of the 52,644,887 and 52,513,671 shares of common stock issued as of March 31, 2007 and December 31, 2006, respectively, 70,288 and 104,884 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

During the first quarter of 2007, we purchased 315,495 shares of our common stock under our board-approved stock repurchase program at a total cost of approximately $1.6 million. As of March 31, 2007, we may purchase up to an additional $10.4 million of our stock under this program.

8.	Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, currently with 11,030,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

We account for all forms of our share-based payments to employees, including stock options, under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123(R)) utilizing the Black-Scholes method of valuation.

Information with respect to stock option activity for the three months ended March 31, 2007 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,688,529	$3.56
Granted	—	—
Exercised	(58,494)	$0.91
Cancelled or forfeited	(9,051)	$3.24

Outstanding at March 31, 2007	4,620,984	$3.59	7.68	$16,588

Options exercisable at March 31, 2007	2,751,601	$3.37	7.28	$9,257

As of March 31, 2007, there was approximately $6.2 million of unrecognized compensation cost related to outstanding stock options. During the first quarter of 2007, the total intrinsic value of exercised stock options was $0.2 million.

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and the contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. There were no grants issued during the three months ended March 31, 2007. During the three months ended March 31, 2007, we recorded share-based compensation for options of approximately $1.3 million.

Employee Stock Purchase Plan

During the third quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), pursuant to which eligible employees could contribute a portion of their base compensation to purchase shares of our common stock at a price equal to 85% of the fair market value on the date of exercise. As of March 31, 2007, we had 1.0 million authorized shares under this plan. In accordance with SFAS 123(R), we recognize expense based on the 15% discount at purchase. For the first quarter of 2007, ESPP compensation expense was approximately $6,000. Effective April 1, 2007, we terminated the ESPP. We are in the process of deregistering the authorized but unpurchased shares with the SEC.

Restricted Stock Units

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of March 31, 2007, we had 800,000 authorized shares under this plan. For the three months ended March 31, 2007, we granted 399,734 RSUs. RSUs vest over a four-year period.

Information with respect to RSU activity for the three months ended March 31, 2007 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	361,463	$6.73
Granted	399,734	$4.97
Vested	(90,367)	$6.73
Forfeited	(1,375)	$6.09

Outstanding at March 31, 2007	669,455	$5.68

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three months ended March 31, 2007, RSU compensation expense was $0.3 million.

9.	Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows (in thousands) at the respective dates:

	March 31, 2007	December 31, 2006
Unrealized loss on investment securities, net of tax	$(4)	$(4)

Accumulated other comprehensive loss	$(4)	$(4)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(2,936)	$(850)
Change in unrealized loss on investment securities, net of tax	—	(4)

Comprehensive loss, net of tax	$(2,936)	$(854)

10.	Earnings Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(2,936)	$(850)

Denominator:
Weighted average common shares outstanding	47,469	48,445
Less: Weighted average common shares subject to repurchase	92	392

Total weighted average common shares used in computing basic loss per share	47,377	48,053
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	47,377	48,053

Loss per share:
Basic	$(0.06)	$(0.02)

Diluted	$(0.06)	$(0.02)

For the three months ended March 31, 2007, there were approximately 5,428,000 potentially dilutive weighted common shares that were not included in our loss-per-share calculation, as their impact would have been anti-dilutive.

11.	Subsequent Events

On April 16, 2007, we reduced our workforce in Reynosa, Mexico by approximately 90 employees in order to more efficiently align the size of our manufacturing organization with our anticipated future services business. We will record a charge of approximately $0.2 million with respect to this workforce reduction in the second quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 filed with the SEC on March 8, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our products to a limited number of customers and with a limited number of key technologies; most of our revenue coming from our Stakpak solutions; deriving a significant portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief regarding the future of planar technologies; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business; our intent to grow our business through business combinations or other acquisitions; our intent to expand our research and development activities; our belief that our future success will depend upon our ability to attract and retain personnel; our belief regarding increasing our investment in research and development; our belief that the interconnect systems features in our technologies help deliver superior thermal performance; and our intent to exploit our intellectual properties and capability to establish market leadership in new technologies; our intent to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the SEC, specifically our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of March 31, 2007, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities to establish market leadership in new technologies.

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

•	FlashStak™, which addresses the needs of high-capacity data storage devices, such as USB devices, portable MP3 players, memory cards and Flash-based solid state drives; and

•

MobileStak™, which enables stacking multiple heterogeneous integrated circuit subsystem components, such as processors, Flash memory and dynamic random access memory (DRAM), as a single packaged module.

The vast majority of the solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems of large original equipment manufacturers (OEMs), such as Cisco Systems, Inc., Hewlett-Packard Company (or HP) and IBM. We have provided our Flash solutions to semiconductor manufacturers and memory solution manufacturers for inclusion in high-end consumer electronics. To a lesser extent, we sell our solutions directly to OEMs, such as HP. For our manufacturing services customers, we typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us. We have no long-term purchase agreements with any of our customers.

Results of Operations—a comparison of the three months ended March 31, 2007 and 2006

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2007	2006
Revenue:
Services	82.8%	77.2%
License	17.2	22.8

Total revenue	100.0	100.0
Cost of revenue:
Services	67.4	52.1
Amortization and impairment of acquisition intangibles	19.6	13.3

Total cost of revenue	87.0	65.4

Gross profit	13.0	34.6

Operating expenses:
Selling, general and administrative	38.5	28.4
Research and development	20.4	18.7
Amortization of acquisition intangibles	1.6	1.6

Total operating expenses	60.5	48.7

Loss from operations	(47.5)	(14.1)
Other income, net	9.2	5.3

Loss before income taxes	(38.3)	(8.8)
Benefit for income taxes	(4.5)	(2.0)

Net loss	(33.8)%	(6.8)%

Total Revenue

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands, except %)
Services revenue	$7,182	$9,632	(25.4)%
License revenue	1,496	2,848	(47.5)

Total revenue	$8,678	$12,480	(30.5)%

Our services revenue for the first quarter of 2007 was $7.2 million, a decrease of 25.4% from $9.6 million for the first quarter of 2006. License revenue for the first quarter of 2007 was $1.5 million, a decrease of 47.5% from $2.8 million for the first quarter of 2006.

Our decrease in services revenue during the first three months of 2007 was the result of the increased use by our customers of dual-die, planar and other competitive solutions, as well as the continuing shift from DDR-1 to DDR-2 technologies, which led to an overall decrease in the current demand for our stacking services.

The reduction in our license revenue in the first quarter of 2007, as compared with the first quarter of 2006, was the result of decreased royalties from Samsung Electronics Co., Ltd.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Micron	29%	17%
SMART	23%	12%
Samsung	15%	21%
HP	12%	23%
Netlist	*	19%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands, except %)
Gross profit	$1,130	$4,320	(73.8)%

Percent of total revenue	13.0%	34.6%

Gross profit for the three months ended March 31, 2007 was $1.1 million, or 13.0% of our total revenue, as compared to $4.3 million, or 34.6% of our total revenue, for the three months ended March 31, 2006.

The reduction in our gross profit for the three months ended March 31, 2007, as compared to March 31, 2006, was primarily the result of a decrease in our total revenue. Additionally, reductions in expenses associated with cost of services revenue of $0.7 million and the amortization of acquisition intangibles of $0.7 million were partially offset by an impairment of acquisition intangibles of $0.7 million recorded during the three months ended March 31, 2007. The combination of these factors resulted in a decrease in gross profit as a percentage of revenue from 34.6% in the first quarter of 2006 to 13.0% in the first quarter of 2007.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands, except %)
Selling, general and administrative	$3,339	$3,540	(5.7)%

Percent of total revenue	38.5%	28.4%

Selling, general and administrative expense for the three months ended March 31, 2007 was $3.3 million, or 38.5% of total revenue. This amount reflected a decrease of approximately $0.2 million, or 5.7%, as compared to $3.5 million, or 28.4% of total revenue, in the three months ended March 31, 2006. For the first quarter of 2007 and 2006, selling, general and administrative expense included stock-based compensation expense of $1.2 million and $1.0 million, respectively.

Selling, general and administrative expense was slightly lower in the first quarter of 2007, as compared to the first quarter of 2006, primarily due to lower personnel costs of $0.3 million and a reduction in directors’ and officers’ insurance costs of $0.1 million, partially offset by an increase in stock-based compensation expense of $0.2 million.

Research and development expense

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands, except %)
Research and development	$1,776	$2,335	(23.9)%

Percent of total revenue	20.4%	18.7%

Research and development expense for the three months ended March 31, 2007 was $1.8 million, or 20.4% of total revenue, which reflected a decrease of $0.5 million, or 23.9%, as compared with $2.3 million, or 18.7% of total revenue, for the three months ended March 31, 2006. For the first quarter of 2007 and 2006, research and development expense included stock-based compensation expense of approximately $0.2 million and $0.3 million, respectively.

Research and development expense during the three months ended March 31, 2006 was unusually high due to expenses of approximately $0.4 million associated with the retirement of our former chief technology officer and expenses associated with the development of ArctiCore.

Amortization and impairment of acquisition intangibles

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$1,838	$1,860	(1.2)%

Amortization and impairment of acquisition intangibles was $1.8 million for the three months ended March 31, 2007, essentially flat with the three months ended March 31, 2006.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis. As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.7 million, which is included in “Amortization and impairment of acquisition intangibles” in cost of revenue. As of March 31, 2007, we also determined that the trademark intangible asset has an estimated remaining useful life of four years. Beginning in the second quarter of 2007, we will amortize the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period.

Other income, net

	Three Months Ended March 31,		Change
	2007	2006
	(in thousands, except %)
Other income, net	$802	$658	21.9%

Other income, net for the three months ended March 31, 2007, was $0.8 million, as compared to $0.7 million for the three months ended March 31, 2006.

The change in other income, net from the first quarter of 2006 to the first quarter of 2007, was due primarily to an improved rate of return on our cash, cash equivalents and investments.

Benefit for income taxes

We recorded an income tax benefit of $0.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. Our effective tax rate was approximately 12% and 23% for the first quarter of 2007 and 2006, respectively. For the first quarter of 2007, our effective tax rate differed from the federal statutory rate of 35% primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance for certain deferred tax assets for which we believe there is uncertainty regarding their realization. For the first quarter of 2006, our effective tax rate differed from the federal statutory tax rate of 35% due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $83.3 million, including $77.7 million of cash, cash equivalents and investments, compared to working capital of $84.5 million, including $79.7 million of cash, cash equivalents and investments, as of December 31, 2006.

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2007, as compared to net cash provided by operating activities of $0.4 million for the three months ended March 31, 2006. The decrease in net cash provided by operating activities was primarily due to a $2.1 million increase in net loss, partially offset by a net reduction of $1.6 million in cash used for operating assets and liabilities.

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2007, compared to $3.9 million used in investing activities for the three months ended March 31, 2006. The change in net cash provided by investing activities was due primarily to $2.8 million of proceeds from the sale and maturities of investments, net of purchases, in the first quarter of 2007 as compared to $3.5 million of purchases of investments, net of sales and maturities, in the first quarter of 2006.

Net cash used in financing activities during the three months ended March 31, 2007 was $1.4 million, primarily related to the purchase of our common stock as part of our stock repurchase program for $1.6 million. Net cash provided by financing activities during the three months ended March 31, 2006 was $0.1 million, primarily due to the issuance of common stock under our employee stock plans.

On March 9, 2006, we renewed our existing unsecured revolving credit agreement with Guaranty Bank, which currently has a maturity date of June 25, 2007. We may borrow up to $20.0 million at any given time for a one-year term. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement. As of March 31, 2007, we had not borrowed under this agreement and we were not in compliance with one of the financial covenants.

We believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Revenue Recognition and Presentation. We recognize initial license fees when (1) we enter into a legally binding arrangement with a customer for the license, (2) we deliver the products, (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is reasonably assured. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in services revenue. In instances where we provide training or other assistance that is considered inconsequential to the license agreement, the estimated fair value of the services is recognized in connection with the initial license fee and is included in license revenue.

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

Impairment of Assets. We evaluate the recoverability of losses on long-lived assets, such as property and equipment and intangible assets, when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than the carrying value of these assets, and accordingly, all or a portion of this carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to the carrying amounts. Determining the appropriate fair value model and calculating the fair value of intangible assets require the input of highly subjective assumptions, including the expected future cash flows from, and the expected life of, the intangible asset, as well as the appropriate discount rate. The assumptions used in calculating the fair value of intangible assets represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, we could reach a different conclusion regarding whether an intangible asset is impaired and, if so, the amount of the impairment loss.

As of March 31, 2007, goodwill is our only intangible asset that is not amortized. We evaluate goodwill annually for impairment as of October 1 and periodically when indicators of impairment exist. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

Income Taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions, within which we are subject to tax as well as the realizability of deferred tax assets. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method and, therefore, we did not restate prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest. Prior to SFAS 123(R) adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that adopting SFAS 157 will have on our financial condition and results of operations.

Subsequent Events

On April 16, 2007, we reduced our workforce in Reynosa, Mexico by approximately 90 employees in order to more efficiently align the size of our manufacturing organization with our anticipated future services business. We will record a charge of approximately $0.2 million with respect to this workforce reduction in the second quarter of 2007.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of March 31, 2007, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At March 31, 2007, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Under our credit agreement with Guaranty Bank, borrowings would expose us to risks resulting from fluctuations in the LIBOR rate or the commercial-based rate on which our variable interest charge is based. The potential amount of exposure resulting from a 10% fluctuation in the LIBOR rate or the commercial-based rate would be dependent upon our outstanding borrowings. As of March 31, 2007, we had not borrowed under this credit agreement.

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

It should be noted that in designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On August 1, 2006, we filed an action in the U.S. District Court for the Western District of Texas, Austin Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, which was dismissed on March 7, 2007 for lack of personal jurisdiction. On March 8, 2007, we filed a similar action in the U.S. District Court for the District of Massachusetts, Boston Division. On April 19, 2007, the defendants filed a motion for a more definitive statement as well as a motion to strike. We filed our response to this motion on May 1, 2007. No further action has been taken. We are seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. While we intend to vigorously prosecute these claims, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking. The defendants’ response to our lawsuit is not yet due. It is possible that the defendants could include counterclaims against us with their responsive pleadings, but we have no knowledge of any basis for such counterclaims.

Helen Holzwasser v. Staktek Holdings, Inc., James. W. Cady and William Kirk Patterson

On October 22, 2004, a class action complaint for violations of U.S. federal securities laws was filed in the U.S. District Court in New Mexico against us and two of our executive officers, one of whom is no longer an executive officer (the Defendants). The plaintiff claims that the Defendants failed to disclose to the public an anticipated shortage of computer memory chips and that they knew or recklessly disregarded that the anticipated shortage would have a materially adverse impact on our revenue and earnings. In addition, the plaintiff claims that the Defendants failed to disclose to investors that the industry’s transition to a new generation of higher-capacity memory chips was causing computer makers to stockpile supplies of older memory chips, increasing the shortage. The suit covers individuals who purchased our stock between November 26, 2003 and May 19, 2004. In April 2005, the case was transferred to federal district court in Austin, Texas, and in June 2005 the plaintiff amended her complaint, adding our chairman of the board as a defendant. On March 26, 2007, the judge dismissed this litigation and the time period to appeal this ruling has expired.

As of March 31, 2007, we were not involved in any other material legal proceedings.

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

•

the impact of the ongoing transition from current-generation products to next-generation products, with each transition resulting in lower unit volumes of memory products to produce the same amount of memory capacity. This is partially offset by increasing demand for memory capacity with each new generation of systems;

•	the increasing adoption of planar and dual-die solutions by OEMs as well as memory suppliers, instead of adopting our solutions;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our solutions;

•	changes in OEMs’ memory and DIMM buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture memory and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 85% of our total revenue during the three months ended March 31, 2007, 89% of our total revenue in 2006, and 86% of our total revenue in 2005. In particular, Samsung accounted for most of our license revenue and 15% of our total revenue in the first quarter of 2007, and Micron Technology (Micron), SMART Modular (SMART) and HP accounted for 29%, 23% and 12%, respectively, of our total revenue. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located could reduce our sales to such customers. For example, Samsung is based in South Korea. North Korea’s decision to withdraw from the Nuclear Non-Proliferation Treaty, as well as more recent related geopolitical developments, have created unrest. This unrest could create economic uncertainty or instability, escalate into war or otherwise adversely affect South Korea, including Samsung, which in turn, could have a material and adverse effect on our business, financial condition and results of operations.

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

We have many competitors who have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Some of the major OEMs and memory suppliers currently are using planar solutions and we expect them to continue to utilize planar solutions in the near future in legacy DDR technologies, as well as in next-generation DDR-2 and DDR-3 technologies with the migration to smaller footprint packages.

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

We have an indefinite-lived intangible asset and other intangible assets that may become impaired, which could significantly affect our results of operations in the period recognized.

In accordance with generally accepted accounting principles, we evaluate the recoverability of our indefinite-lived intangible asset (goodwill) on an annual basis and periodically evaluate the recoverability of all of our intangible assets when indicators of impairment exist. The following factors may result in an impairment of goodwill or other intangible assets: significant negative industry or economic trends; disruptions to our business; declines in revenue or market capitalization; or other factors may result in an impairment of goodwill or other intangible assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

If we are unable to manufacture our products efficiently or we experience credit losses or other collections issues, our business, financial condition and results of operations could suffer.

We are continuously modifying our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. In addition, new manufacturing processes are required as we ramp high-volume production of new technologies, such as our ArctiCore technologies. We face increased risks with these new processes and we incur significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could impact our gross margins. We expect to experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, such as our High Performance Stakpak, ArctiCore and future products, the risk of encountering delays or difficulties increases.

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

We began manufacturing operations in our Mexico facility in the first quarter of 2003, and currently manufacture virtually all of our units in Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

We currently manufacture virtually all of our memory products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of March 31, 2007, 312, or 78%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

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

As of March 31, 2007, the remaining residual value of the customer relationship intangible asset associated with this contract was $2.4 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of March 31, 2007, no impairment had been recorded.

The consumer electronics market is a highly competitive and volatile market and if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

One of our areas of focus is the consumer electronics market, particularly the consumer Flash market. We believe our package-stacking technologies and manufacturing processes are directly applicable to Flash memory market, but we are a recent entrant to this market, and many of the memory suppliers and memory module makers are increasingly focusing on the consumer Flash memory market. Further, the consumer market is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, dynamic customer demand patterns, seasonal revenue trends and a large number of competitors. In addition, the consumer market can be much more volatile than other segments of the memory market place. To be successful, we will need to continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; our ability to manage the risks associated with product transitions and production ramp issues; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. The gross margins in the consumer business are also lower than the other markets on which we are focused, which may adversely affect our financial performance and could lead to a decreased valuation of the Company. As a result, we cannot determine in advance the ultimate effect that new products will have on our sales, licensing or results of operations, and, as a result, if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

Austin Ventures controls us, and will continue to control us, as long as it beneficially owns a majority of our common stock.

Austin Ventures beneficially owns approximately 77% of our outstanding common stock. Because Austin Ventures and its affiliates own more than 50% of our common stock, we are considered a “controlled company” under NASD Marketplace Rule 4350(c)(5), and we are exempt from NASD rules that would otherwise require that our board of directors consist of a majority of independent directors. As a “controlled company,” we also are exempt from NASD rules that require the compensation of officers and the nomination of company directors be determined by a committee of independent directors or a majority of independent directors. Our board of directors currently consists of seven directors, of which three qualify as independent directors under NASD rules. As long as Austin Ventures beneficially owns a majority of our outstanding common stock, Austin Ventures will continue to be able to elect all members of our board of directors. Purchasers of our common stock will not be able to affect the outcome of any stockholder vote until Austin Ventures beneficially owns less than a majority of our outstanding common stock. As a result, Austin Ventures will control all matters affecting us, including:

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

We have been in the process of obtaining adoption of our ArctiCore technologies as a standard in the electronics industry by the JEDEC Solid State Technology Association (JEDEC). JEDEC policies and procedures require that member companies disclose any intellectual property they own and of which they are aware that may infringe a proposed standard. Kentron Technologies, Inc. (Kentron) and Chris Karabatsos, a principal of Kentron, have stated that they believe our ArctiCore technologies infringe on a pending patent application they have filed with the United Stated Patent and Trademark Office, which has not been publicly disclosed, but they have refused to disclose a complete copy of this patent application to either JEDEC or to us. Their allegations cannot be evaluated without disclosure of their pending patent application. Certain members of JEDEC have expressed concern regarding these allegations, which has resulted in a delay of the standardization of our ArctiCore technologies by JEDEC. In response to their actions, on August 1, 2006, we filed an action in the U.S. District Court for the Western District of Texas, Austin Division, against Kentron and the principal, which litigation was dismissed on March 7, 2007 for lack of personal jurisdiction. On March 8, 2007, we filed a similar action in the U.S. District Court for the District of Massachusetts, Boston Division. On April 19, 2007, the defendants filed a motion for a more definitive statement as well as a motion to strike. We filed our response to this motion on May 1, 2007. No further action has been taken. We are seeking damages and injunctive relief, and have alleged that their actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and others and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 18% during the first quarter of 2007, 22% in 2006, and 37% in 2005. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January	170,492	$5.05	170,492	Approx. $	11.1 million
February	145,003	$4.79	145,003	Approx. $	10.4 million
March	—	$—	—	Approx. $	10.4 million

TOTAL	315,495	$4.93	315,495

(1)	On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program for up to $15.0 million to purchase shares of our common stock. On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	8-K	000-50553	3.1	4/25/06

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer
Date: May 9, 2007

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: May 9, 2007