Form 10-Q
period 2007-06-30
STAKTEK HOLDINGS INC
filed 2007-08-14
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2007, was 47,179,593.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2007

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,845	$40,797
Investments	34,214	38,874
Accounts receivable	3,700	5,479
Inventories	2,130	2,355
Prepaid expense	820	638
Other current assets	1,699	1,219

Total current assets	86,408	89,362
Property, plant and equipment, net	5,286	6,766
Deferred tax assets	16	932
Goodwill	28,081	28,081
Other intangibles, net	6,952	9,903
Other assets	86	147

Total assets	$126,829	$135,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$888	$1,228
Accrued compensation	1,169	2,159
Accrued liabilities	929	1,083
Income taxes payable	—	343
Deferred margin	133	—
Current maturities of capitalized lease obligations	19	19

Total current liabilities	3,138	4,832
Capitalized lease obligations, less current maturities	66	75
Other accrued liabilities	243	256
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,689,708 shares and 52,513,671 shares issued at June 30, 2007 and December 31, 2006, respectively	53	52
Additional paid-in capital	160,401	157,193
Treasury stock, at cost; 5,510,115 shares and 4,819,703 shares at June 30, 2007 and December 31, 2006, respectively	(23,471)	(20,676)
Accumulated other comprehensive loss	(20)	(4)
Accumulated deficit	(13,581)	(6,537)

Total stockholders’ equity	123,382	130,028

Total liabilities and stockholders’ equity	$126,829	$135,191

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue:
Services	$7,464	$11,094
License	775	3,325

Total revenue	8,239	14,419
Cost of revenue:
Services (1)	5,729	7,045
Amortization and impairment of acquisition intangibles	1,103	1,656

Total cost of revenue	6,832	8,701

Gross profit	1,407	5,718
Operating expenses:
Selling, general and administrative (1)	3,389	3,769
Research and development (1)	1,493	1,680
Restructuring	—	391
Amortization of acquisition intangibles	138	204

Total operating expenses	5,020	6,044

Loss from operations	(3,613)	(326)
Other income (expense):
Interest income	839	741
Interest expense	(6)	—
Other, net	(21)	(28)

Total other income, net	812	713

Income (loss) before income taxes	(2,801)	387
Provision (benefit) for income taxes	1,307	(205)

Net income (loss)	$(4,108)	$592

Earnings (loss) per share:
Basic	$(0.09)	$0.01

Diluted	$(0.09)	$0.01

Shares used in computing earnings (loss) per share:
Basic	47,380	48,303
Diluted	47,380	49,894

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$110	$155
Selling, general and administrative expense	$1,273	$1,171
Research and development expense	$238	$229

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Six Months Ended June 30,
	2007	2006
Revenue:
Services	$14,646	$20,726
License	2,271	6,173

Total revenue	16,917	26,899
Cost of revenue:
Services (1)	11,577	13,549
Amortization and impairment of acquisition intangibles	2,803	3,312

Total cost of revenue	14,380	16,861

Gross profit	2,537	10,038
Operating expenses:
Selling, general and administrative (1)	6,728	7,309
Research and development (1)	3,269	4,015
Restructuring	—	391
Amortization of acquisition intangibles	276	408

Total operating expenses	10,273	12,123

Loss from operations	(7,736)	(2,085)
Other income (expense):
Interest income	1,675	1,411
Interest expense	(8)	(5)
Other, net	(53)	(35)

Total other income, net	1,614	1,371

Loss before income taxes	(6,122)	(714)
Provision (benefit) for income taxes	922	(456)

Net loss	$(7,044)	$(258)

Loss per share:
Basic	$(0.15)	$(0.01)

Diluted	$(0.15)	$(0.01)

Shares used in computing loss per share:
Basic	47,414	48,178
Diluted	47,414	48,178
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$211	$294
Selling, general and administrative expense	$2,513	$2,192
Research and development expense	$484	$515

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,044)	$(258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment of intangibles	4,727	5,976
Stock-based compensation expense	3,208	3,001
Excess tax benefit related to the exercise of employee stock options	(46)	(95)
Other non-cash (income) charges	219	(149)
Deferred income taxes	561	(1,065)
Net change in operating assets and liabilities	(3)	(1,327)

Net cash provided by operating activities	1,622	6,083

Cash flows from investing activities:
Purchases of investments	(16,582)	(16,948)
Sales and maturities of investments	21,175	19,635
Additions to property, plant and equipment	(314)	(907)
Proceeds from sale of equipment	60	226
Patent application costs	(245)	(312)

Net cash provided by investing activities	4,094	1,694

Cash flows from financing activities:
Net proceeds from the issuance of common stock	89	497
Excess tax benefit related to the exercise of employee stock options	46	95
Share repurchases	(2,794)	(1,443)
Payments on capitalized lease obligations	(9)	—

Net cash used in financing activities	(2,668)	(851)

Net increase in cash and cash equivalents	3,048	6,926
Cash and cash equivalents at beginning of period	40,797	38,011

Cash and cash equivalents at end of period	$43,845	$44,937

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (we, us, our) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates. In addition, operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period.

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

2.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	June 30, 2007	December 31, 2006
Raw materials	$2,027	$2,206
Work in process	48	42
Finished goods	55	107

	$2,130	$2,355

3.	Other Intangible Assets

In accordance with generally accepted accounting principles, we evaluate the recoverability of our indefinite-lived intangible assets (goodwill and trademark) on an annual basis. As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. We calculated fair value using a form of discounted cash flow analysis known as the “relief from royalty” approach, which is based on an analysis of economic benefit provided to the owner of the trademark. As a result of our review, during the three months ended March 31, 2007, we recorded an impairment charge of approximately $0.7 million, which is included in “Amortization and impairment of acquisition intangibles” in cost of revenue.

In addition, as of March 31, 2007, we determined that the trademark intangible asset has an estimated remaining useful life of four years. During the three months ended June 30, 2007, we began to amortize the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period. The resulting amortization expense in the three and six months ended June 30, 2007 was $85,000 and included in “Amortization and impairment of acquisition intangibles” in cost of revenue.

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

As a result of implementing FIN 48, we did not recognize a change in our liability for unrecognized tax benefits. As of January 1, 2007, our balance sheet included unrecognized tax benefits of approximately $0.2 million. The disallowance of the associated tax position would not affect our annual effective income tax rate. We anticipate that total unrecognized tax benefits will decrease by approximately $0.2 million due to the settlement of audits and the expiration of the statute of limitations prior to June 30, 2008.

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

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income and the application of a valuation allowance for certain deferred tax assets for which we believe there is uncertainty regarding their realization. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. The provision for income taxes may include amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of our income tax returns. We recorded a provision for income taxes of $1.3 million and $0.9 million during the three and six months ended June 30, 2007, respectively.

The $1.3 million provision for three months ended June 30, 2007 included a provision of $0.4 million, or $0.01 per share, as a result of a change in our forecast, which changed our estimated annual effective tax rate from 7% to (6)%, which excluded one-time items. The three months ended June 30, 2007 also included a discrete charge of $0.7 million to establish a valuation allowance against our net U.S. deferred tax assets.

Our effective tax rate for the three and six months ended June 30, 2007 differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization.

5.	Restructuring

During 2006, we recorded restructuring charges for a workforce reduction as a result of the transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure. The following table details the changes in the related restructuring accrual (in thousands) during the six months ended June 30, 2007:

Restructuring accrual at December 31, 2006	$30
Payments of restructuring expenses	(5)

Restructuring accrual at June 30, 2007	$25

As of June 30, 2007, approximately $19,000 of the liability was included in long-term liabilities.

6.	Commitments and Contingencies

At June 30, 2007, approximately 74% of our employees in Mexico, or approximately 58% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

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

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

We filed an action against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore™ technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. We filed the first action on August 1, 2006 in the U.S. District Court for the Western District of Texas, Austin Division, which was dismissed on March 7, 2007 for lack of personal jurisdiction. On March 8, 2007, we filed a similar action in the U.S. District Court for the District of Massachusetts, Boston Division. On April 19, 2007, the defendants filed a motion for a more definitive statement as well as a motion to strike, which motion the judge denied on June 22, 2007. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by Staktek, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims. No further action has been taken. While we intend to vigorously prosecute these claims, as well as vigorously defend against the defendants’ counterclaim, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking.

As of June 30, 2007, we were not involved in any other material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims or requested concessions we may agree to in the interest of maintaining business relationships.

7.	Common Stock

Of the 52,689,708 and 52,513,671 shares of common stock issued as of June 30, 2007 and December 31, 2006, respectively, 35,692 and 104,884 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

During the first six months of 2007, we purchased 690,412 shares of our common stock under our stock repurchase program at a total cost of approximately $2.8 million. As of June 30, 2007, we may purchase up to an additional $9.1 million of our stock under this program.

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

Information with respect to stock option activity for the six months ended June 30, 2007 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,688,529	$3.56
Granted	728,430	$2.73
Exercised	(87,337)	$0.61
Cancelled or forfeited	(165,586)	$3.65

Outstanding at June 30, 2007	5,164,036	$3.49	7.76	$6,602

Options exercisable at June 30, 2007	2,977,673	$3.41	7.08	$4,741

As of June 30, 2007, there was approximately $5.8 million of unrecognized compensation cost related to outstanding stock options. For the six months ended June 30, 2007, the total intrinsic value of exercised stock options was $0.3 million.

For grants issued during the three- and six-months ended June 30, 2007, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

Three and Six Months Ended June 30, 2007
Expected volatility	59.0%
Dividend yield	0.0%
Expected term (in years)	7.0
Risk-free interest rate	5.0%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the six months ended June 30, 2007 was $1.74. During the three and six months ended June 30, 2007, we recorded share-based compensation expense for options of approximately $1.4 million and $2.7 million, respectively.

Employee Stock Purchase Plan

During the third quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), pursuant to which eligible employees could contribute a portion of their base compensation to purchase shares of our common stock at a price equal to 85% of the fair market value on the date of exercise. In accordance with SFAS 123(R), we recognized expense based on the 15% discount at purchase. For the six months ended June 30, 2007, ESPP compensation expense was approximately $6,000. Effective April 1, 2007, we terminated the ESPP. On May 16, 2007, we deregistered the authorized but unpurchased shares with the SEC.

Restricted Stock Units

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of June 30, 2007, we had 800,000 authorized shares under this plan. We granted 399,734 RSUs during the second quarter of 2007. RSUs vest over a four-year period.

Information with respect to RSU activity for the six months ended June 30, 2007 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	361,463	$6.73
Granted	399,734	$4.97
Vested	(112,823)	$6.73
Forfeited	(32,938)	$5.90

Outstanding at June 30, 2007	615,436	$5.63

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and six months ended June 30, 2007, RSU compensation expense was $0.2 million and $0.5 million, respectively.

9.	Accumulated Other Comprehensive Loss

The components of our accumulated other comprehensive loss were as follows (in thousands) at the respective dates:

	June 30, 2007	December 31, 2006
Unrealized loss on investment securities, net of tax	$(20)	$(4)

Accumulated other comprehensive loss	$(20)	$(4)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Net income (loss)	$(4,108)	$592
Change in unrealized loss on investment securities, net of tax	(16)	(2)

Comprehensive income (loss), net of tax	$(4,124)	$590

	Six Months Ended June 30,
	2007	2006
Net loss	$(7,044)	$(258)
Change in unrealized loss on investment securities, net of tax	(16)	(6)

Comprehensive loss, net of tax	$(7,060)	$(264)

10.	Earnings (loss) Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Numerator:
Net income (loss)	$(4,108)	$592

Denominator:
Weighted average common shares outstanding	47,438	48,600
Less: Weighted average common shares subject to repurchase	58	297

Total weighted average common shares used in computing basic earnings (loss) per share	47,380	48,303
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	1,591

Total weighted average common shares used in computing diluted earnings (loss) per share	47,380	49,894

Earnings (loss) per share:
Basic	$(0.09)	$0.01

Diluted	$(0.09)	$0.01

	Six Months Ended June 30,
	2007	2006
Numerator:
Net loss	$(7,044)	$(258)

Denominator:
Weighted average common shares outstanding	47,563	48,523
Less: Weighted average common shares subject to repurchase	149	345

Total weighted average common shares used in computing basic loss per share	47,414	48,178
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	47,414	48,178

Loss per share:
Basic	$(0.15)	$(0.01)

Diluted	$(0.15)	$(0.01)

For the three and six months ended June 30, 2007, there were approximately 5,607,000 and 6,028,000 potentially dilutive weighted common shares that were not included in our loss-per-share calculation, as their impact would have been anti-dilutive.

11.	Subsequent Events

Credit Agreement

On July 25, 2007, we amended our unsecured revolving credit agreement with Guaranty Bank (the “Lender”), under which we may borrow up to $20 million at any given time for through June 23, 2008 (the “Credit Agreement”). The Credit Agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”) plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender. We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of August 13, 2007, we had on deposit this required amount and had not borrowed under this agreement.

The Credit Agreement contains customary covenants that preclude us, among other things, from making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, acquiring another company or entity in which we would pay more than $30 million, or incurring indebtedness in excess of $10 million with a third party outside the scope of the agreement. The Credit Agreement contains financial covenants requiring that our tangible net worth be at least $70 million and our unencumbered liquid assets be at least $50 million.

Relationship with SMART Modular

On July 27, 2007, we entered into a letter agreement (the “Agreement”) to terminate our manufacturing agreement dated April 20, 2006 with SMART Modular Technologies, Inc. (“SMART”), and begin operating under our license agreement, which was effective September 20, 2005, with respect to our leaded stacking technologies. In addition to operating under the existing license agreement, the Agreement addresses certain equipment that we have consigned to SMART, as well as flex circuits that we are providing for use by SMART to manufacture under the license agreement.

This Agreement will result in a shift in the revenue we receive from certain customers from services revenue to license revenue.

Workforce Reduction

On August 1, 2007, we reduced our workforce in Austin, Texas by approximately 12 employees. We will record a charge of approximately $0.4 million with respect to this workforce reduction in the third quarter of 2007.

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

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of June 30, 2007, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business serving demand for high-density memory and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities in new technologies.

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

In addition, we have developed new technologies that we are working to productize. In June, we announced a new Secure Digital High-Capacity (SDHC) memory card technology that can double the typical number of Flash TSOP devices in the card, enabling the highest-capacity SDHC storage cards. SDHC memory cards are removable Flash storage cards used in a large variety of consumer electronics devices, such as digital still cameras, digital video cameras and personal media players. For digital video cameras, including high-definition digital video cameras, increasing the card’s capacity directly translates into longer video recording times.

Also, in July, we announced our DSD-Pak™, a new multi-die packaging technology platform that can deliver improved testability and electrical performance compared to conventional die stacking. Applications for DSD-Pak range from DDR3 multi-die DRAM to high-density Flash and heterogeneous packages, including processor plus memories, controller plus memories and various combinations of logic devices.

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

Results of Operations—a comparison of the three months ended June 30, 2007 and 2006

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended June 30,
	2007	2006
Revenue:
Services	90.6%	76.9%
License	9.4	23.1

Total revenue	100.0	100.0
Cost of revenue:
Services	69.5	48.8
Amortization and impairment of acquisition intangibles	13.4	11.5

Total cost of revenue	82.9	60.3

Gross profit	17.1	39.7
Operating expenses:
Selling, general and administrative	41.1	26.1
Research and development	18.1	11.7
Restructuring	—	2.7
Amortization of acquisition intangibles	1.7	1.4

Total operating expenses	60.9	41.9

Loss from operations	(43.8)	(2.2)
Other income, net	9.8	4.9

Income (loss) before income taxes	(34.0)	2.7
Provision (benefit) for income taxes	15.9	(1.4)

Net income (loss)	(49.9)%	4.1%

Total Revenue

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Services revenue	$7,464	$11,094	(32.7)%
License revenue	775	3,325	(76.7)%

Total revenue	$8,239	$14,419	(42.9)%

Our services revenue for the second quarter of 2007 was $7.4 million, a decrease of 32.7% from $11.1 million for the second quarter of 2006. License revenue for the second quarter of 2007 was $0.8 million, a decrease of 76.7% from $3.3 million for the second quarter of 2006.

Our decrease in services and license revenue in the second quarter of 2007, as compared to the second quarter of 2006, was due primarily to a decrease in leaded-package stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages or dual-die packages and the demand for stacks of this technology has not grown to offset the decline in leaded-package quantities. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. In addition, the price differential between 512Mbit devices and 1 Gbit devices declined during the quarter, temporarily reducing one of the key value propositions associated with stacking the 512 Mbit packages.

The reduction in our license revenue in the second quarter of 2007, as compared with the second quarter of 2006, was mainly the result of decreased royalties from Samsung Electronics Co., Ltd. based on our leaded-package technologies.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended June 30,
	2007	2006
Micron	59%	10%
HP	14%	19%
Netlist	*	27%
Samsung	*	20%
SMART	*	13%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Gross profit	$1,407	$5,718	(75.4)%
Percent of total revenue	17.1%	39.7%

Gross profit for the three months ended June 30, 2007 was $1.4 million, or 17.1% of our total revenue, as compared to $5.7 million, or 39.7% of our total revenue, for the three months ended June 30, 2006.

The reduction in our gross profit for the three months ended June 30, 2007, as compared to June 30, 2006, was primarily the result of a decrease in license revenue. License revenue, which is currently 100% gross margin, was 23.1% of total revenue in the second quarter of 2006, versus 9.4% of total revenue in the second quarter of 2007. In addition, the gross margin on our services business declined due to lower unit volumes. These declines were partially offset by a reduction in the amortization of acquisition intangibles of $0.6 million. The combination of these factors resulted in a decrease in gross profit as a percentage of revenue from 39.7% in the second quarter of 2006 to 17.1% in the second quarter of 2007.

Selling, general and administrative expense

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Selling, general and administrative	$3,389	$3,769	(10.1)%
Percent of total revenue	41.1%	26.1%

Selling, general and administrative expense for the three months ended June 30, 2007 was $3.4 million, or 41.1% of total revenue. This amount reflected a decrease of approximately $0.4 million, or 10.1%, as compared to $3.8 million, or 26.1% of total revenue, in the three months ended June 30, 2006. For the second quarter of 2007 and 2006, selling, general and administrative expense included stock-based compensation expense of $1.3 million and $1.2 million, respectively.

Selling, general and administrative expense was slightly lower in the second quarter of 2007, as compared to the second quarter of 2006, primarily due to lower personnel costs of $0.3 million and a reduction in directors’ and officers’ insurance costs of $0.1 million.

Research and development expense

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Research and development	$1,493	$1,680	(11.1)%
Percent of total revenue	18.1%	11.7%

Research and development expense for the three months ended June 30, 2007 was $1.5 million, or 18.1% of total revenue, which reflected a decrease of $0.2 million, or 11.1%, as compared with $1.7 million, or 11.7% of total revenue, for the three months ended June 30, 2006. For the second quarter of 2007 and 2006, research and development expense included stock-based compensation expense of approximately $0.2 million.

The decrease in our research and development expense in the three months ended June 30, 2007, compared to the three months ended June 30, 2006, mainly resulted from reductions in personnel-related costs.

Amortization and impairment of acquisition intangibles

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$1,241	$1,860	(33.3)%

Amortization and impairment of acquisition intangibles was $1.2 million for the three months ended June 30, 2007, which reflected a decrease of $0.7 million, or 33.3%, as compared with $1.9 million for the three months ended June 30, 2006.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis. As of March 31, 2007, we determined that the trademark intangible asset has an estimated remaining useful life of four years. During the second quarter of 2007, we began amortizing the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period.

Other income, net

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Other income, net	$812	$713	13.9%

Other income, net for the three months ended June 30, 2007, was $0.8 million, as compared to $0.7 million for the three months ended June 30, 2006.

The change in other income, net from the second quarter of 2006 to the second quarter of 2007, was due primarily to an improved rate of return on our cash, cash equivalents and investments.

Provision (benefit) for income taxes

We recorded an income tax provision of $1.3 million and an income tax benefit of $0.2 million for the three months ended June 30, 2007 and 2006, respectively. The $1.3 million provision for the three months ended June 30, 2007 included a provision of $0.4 million, or $0.01 per share, as a result of a change in our forecast, which changed our estimated annual effective tax rate from 7% to (6)%, which excluded one-time items. The three months ended June 30, 2007 included a discrete charge of $0.7 million to establish a valuation allowance against our net U.S. deferred tax assets. Our effective tax rate was approximately (47)% and (53)% for the second quarter of 2007 and 2006, respectively. For the second quarter of 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization. For the second quarter of 2006, our effective tax rate differed from the federal statutory tax rate of 35%, due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income.

Results of Operations—a comparison of the six months ended June 30, 2007 and 2006

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Six Months Ended June 30,
	2007	2006
Revenue:
Services	86.6%	77.1%
License	13.4	22.9

Total revenue	100.0	100.0
Cost of revenue:
Services	68.4	50.4
Amortization and impairment of acquisition intangibles	16.6	12.3

Total cost of revenue	85.0	62.7

Gross profit	15.0	37.3
Operating expenses:
Selling, general and administrative	39.8	27.2
Research and development	19.3	14.9
Restructuring	—	1.5
Amortization of acquisition intangibles	1.6	1.5

Total operating expenses	60.7	45.1

Loss from operations	(45.7)	(7.8)
Other income, net	9.5	5.1

Loss before income taxes	(36.2)	(2.7)
Provision (benefit) for income taxes	5.4	(1.7)

Net loss	(41.6)%	(1.0)%

Total Revenue

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Services revenue	$14,646	$20,726	(29.3)%
License revenue	2,271	6,173	(63.2)%

Total revenue	$16,917	$26,899	(37.1)%

Our services revenue for the six months ended June 30, 2007 was $14.6 million, a decrease of 29.3% from $20.7 million for the six months ended June 30, 2006. License revenue for the six months ended June 30, 2007 was $2.3 million, a decrease of 63.2% from $6.2 million for the six months ended June 30, 2006.

Our decrease in services and license revenue in the first six months of 2007, as compared to the first six months of 2006, was due primarily to a decrease in leaded-package stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded-package quantities. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. In addition, the price differential between 512Mbit devices and 1 Gbit devices declined during the second quarter of 2007, temporarily reducing one of the key value propositions associated with stacking the 512 Mbit packages.

The reduction in our license revenue in the first six months of 2007, as compared with the first six months of 2006, was mainly the result of decreased royalties from Samsung and Qimonda AG.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Six Months Ended June 30,
	2007	2006
Micron	44%	13%
SMART	15%	12%
HP	13%	21%
Samsung	12%	21%
Netlist	*	23%

*	Amount does not exceed 10% for the indicated period.

Gross profit

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Gross profit	$2,537	$10,038	(74.7)%
Percent of total revenue	15.0%	37.3%

Gross profit for the six months ended June 30, 2007 was $2.5 million, or 15.0% of our total revenue, as compared to $10.0 million, or 37.3% of our total revenue, for the six months ended June 30, 2006.

The reduction in our gross profit for the six months ended June 30, 2007, as compared to June 30, 2006, was primarily the result of a decrease in our license revenue. License revenue, which is currently 100% gross margin, was

22.9% of total revenue during the first six months of 2006, versus 13.4% of total revenue during the first six months of 2007. In addition, the gross margin on our services business declined due to lower unit volumes. These declines were partially offset by a reduction in the amortization and impairment of acquisition intangibles of $0.5 million recorded during the six months ended June 30, 2007. The combination of these factors resulted in a decrease in gross profit as a percentage of revenue from 37.3% in the first six months of 2006 to 15.0% in the first six months of 2007.

Selling, general and administrative expense

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Selling, general and administrative	$6,728	$7,309	(7.9)%
Percent of total revenue	39.8%	27.2%

Selling, general and administrative expense for the six months ended June 30, 2007 was $6.7 million, or 39.8% of total revenue. This amount reflected a decrease of approximately $0.6 million, or 7.9%, as compared to $7.3 million, or 27.2% of total revenue, in the six months ended June 30, 2006. For the first six months of 2007 and 2006, selling, general and administrative expense included stock-based compensation expense of $2.5 million and $2.2 million, respectively.

Selling, general and administrative expense was lower in the first six months of 2007, as compared to the first six months of 2006, primarily due to lower personnel costs of $0.6 million, a reduction in directors’ and officers’ insurance costs of $0.3 million and a reduction in legal expenses of $0.1 million, partially offset by an increase in stock-based compensation expense of $0.3 million.

Research and development expense

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Research and development	$3,269	$4,015	(18.6)%
Percent of total revenue	19.3%	14.9%

Research and development expense for the six months ended June 30, 2007 was $3.3 million, or 19.3% of total revenue, which reflected a decrease of $0.7 million, or 18.6%, as compared with $4.0 million, or 14.9% of total revenue, for the six months ended June 30, 2006. For the first six months of 2007 and 2006, research and development expense included stock-based compensation expense of approximately $0.5 million.

The decrease in research and development expense for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, mainly related to compensation of approximately $0.6 million associated with our former chief technology officer that was included in the results for the six months ended June 30, 2006.

Amortization and impairment of acquisition intangibles

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$3,079	$3,720	(17.2)%

Amortization and impairment of acquisition intangibles was $3.1 million for the six months ended June 30, 2007, a decrease of $0.6 million, or 17.2%, compared to $3.7 million for the six months ended June 30, 2006.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis. As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.7 million, which is included in “Amortization and impairment of acquisition intangibles” in cost of revenue. As of March 31, 2007, we also determined that the trademark intangible asset has an estimated remaining useful life of four years. During the second quarter of 2007, we began amortizing the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period.

Other income, net

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands, except %)
Other income, net	$1,614	$1,371	(17.7)%

Other income, net for the six months ended June 30, 2007, was $1.6 million, as compared to $1.4 million for the six months ended June 30, 2006.

The change in other income, net from the first six months ended June 30, 2007 to the same period of 2006, was due primarily to an improved rate of return on our cash, cash equivalents and investments.

Provision (benefit) for income taxes

We recorded an income tax provision of $0.9 million and an income tax benefit of $0.5 million for the six months ended June 30, 2007 and 2006, respectively. The six months ended June 30, 2007 included a discrete charge of $0.7 million to establish a valuation allowance against our net U.S. deferred tax assets. Our effective tax rate was approximately (15)% and 64% for the first six months of 2007 and 2006, respectively. For the six months ended June 30 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization. For the six months ended June 30, 2006, our effective tax rate differed from the federal statutory tax rate of 35%, due primarily to the tax implications of our stock-based compensation and to tax-exempt interest income.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of $83.3 million, including $78.1 million of cash, cash equivalents and investments, compared to working capital of $84.5 million, including $79.7 million of cash, cash equivalents and investments, as of December 31, 2006.

Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2007, compared to $6.1 million for the six months ended June 30, 2006. The decrease in net cash provided by operating activities was primarily due to a $6.8 million increase in net loss, a $1.2 million decrease in depreciation, amortization and impairment of intangibles, partially offset by a $1.6 million decrease in deferred income taxes and a net reduction of $1.3 million in cash used for operating assets and liabilities.

Net cash provided by investing activities was $4.1 million for the six months ended June 30, 2007, compared to $1.7 million for the six months ended June 30, 2006. The change in net cash provided by investing activities was due primarily to the $1.9 million increase in proceeds from the sale and maturities of investments, net of purchases, in the first six months of 2007, as compared to the first six months of 2006. In addition, the change in net cash provided by investing activities was due to a reduction in equipment purchased of $0.6 million during the first six months of 2007 as compared to the first six months of 2006.

Net cash used in financing activities during the six months ended June 30, 2007 was $2.7 million, primarily related to the purchase of our common stock as part of our stock repurchase program for $2.8 million. Net cash used in financing activities during the six months ended June 30, 2006 was $0.9 million, due to the repurchase of common shares for $1.4 million partially offset by the issuance of common stock under our employee stock plans for $0.5 million.

On July 25, 2007, we amended our unsecured revolving credit agreement with Guaranty Bank. See Subsequent Events in this Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

As of June 30, 2007, goodwill is our only intangible asset that is not amortized. We evaluate goodwill annually for impairment as of October 1 and periodically when indicators of impairment exist. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

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

Subsequent Events

Credit Agreement

On July 25, 2007, we amended our unsecured revolving credit agreement with Guaranty Bank, under which we may borrow up to $20 million at any given time through June 23, 2008. The Credit Agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (“LIBOR”) plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender. We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of August 13, 2007, we had on deposit this required amount and had not borrowed under this agreement.

The Credit Agreement contains customary covenants that preclude us, among other things, from making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, acquiring another company or entity in which we would pay more than $30 million, or incurring indebtedness in excess of $10 million with a third party outside the scope of the agreement. The Credit Agreement contains financial covenants requiring that our tangible net worth be at least $70 million and our unencumbered liquid assets be at least $50 million.

Relationship with SMART Modular

On July 27, 2007, we entered into a letter agreement to terminate our manufacturing agreement dated April 20, 2006 with SMART Modular and begin operating under our license agreement, which was effective September 20, 2005, with respect to our leaded stacking technologies. In addition to operating under the existing license agreement, the Agreement addresses certain equipment that we have consigned to SMART, as well as flex circuits that we are providing for use by SMART to manufacture under the license agreement.

This Agreement will result in a shift in the revenue we receive from certain customers from services revenue to license revenue.

Workforce Reduction

On August 1, 2007, we reduced our workforce in Austin, Texas by approximately 12 employees. We will record a charge of approximately $0.4 million with respect to this workforce reduction in the third quarter of 2007.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 30, 2007, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At June 30, 2007, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

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

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

We filed an action against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore™  technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. We filed the first action on August 1, 2006 in the U.S. District Court for the Western District of Texas, Austin Division, which was dismissed on March 7, 2007 for lack of personal jurisdiction. On March 8, 2007, we filed a similar action in the U.S. District Court for the District of Massachusetts, Boston Division. On April 19, 2007, the defendants filed a motion for a more definitive statement as well as a motion to strike, which motion the judge denied on June 22, 2007. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by Staktek, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims. No further action has been taken. While we intend to vigorously prosecute these claims, as well as vigorously defend against the defendants’ counterclaim, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking.

As of June 30, 2007, we were not involved in any other material legal proceedings.

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

•	the increasing adoption of planar and dual-die solutions by OEMs as well as memory suppliers, instead of adopting our solutions;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our solutions;

•	changes in OEMs’ memory and DIMM buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	changes in our services and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture memory and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	new packaging types that we do not support;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 87% of our total revenue during the six months ended June 30, 2007, 89% of our total revenue in 2006, and 86% of our total revenue in 2005. In particular, Samsung accounted for most of our license revenue and 12% of our total revenue in the first six months of 2007, and Micron Technology (Micron), SMART and HP accounted for 44%, 15% and 13%, respectively, of our total revenue. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

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

We expect a material portion of our future revenue to be derived from license royalties, which is inherently risky.

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of June 30, 2007, 209, or 74%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

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

As of June 30, 2007, the remaining residual value of the customer relationship intangible asset associated with this contract was $1.8 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of June 30, 2007, no impairment had been recorded.

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

We have been in the process of obtaining adoption of our ArctiCore technologies as a standard in the electronics industry by the JEDEC Solid State Technology Association (JEDEC). JEDEC policies and procedures require that member companies disclose any intellectual property they own and of which they are aware that may infringe a proposed standard. Kentron Technologies, Inc. (Kentron) and Chris Karabatsos, a principal of Kentron, have stated that they believe our ArctiCore technologies infringe on a pending patent application they have filed with the United Stated Patent and Trademark Office, which has not been publicly disclosed, but they have refused to disclose a complete copy of this patent application to either JEDEC or to us. Their allegations cannot be evaluated without disclosure of their pending patent application. Certain members of JEDEC have expressed concern regarding these allegations, which has resulted in a delay of the standardization of our ArctiCore technologies by JEDEC. In response to their actions, we initiated legal action against Kentron and the principal, which is more fully described in Part II, Item 1—Legal Proceedings.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and others and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 14% during the first six months of 2007, 22% in 2006, and 37% in 2005. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April	—	$—	—	Approx. $10.4 million
May	136,882	$2.75	136,882	Approx. $10.0 million
June	238,035	$3.53	238,035	Approx. $9.1 million
TOTAL	374,917	$3.25	374,917

(1)	On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program for up to $15.0 million to purchase shares of our common stock. On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.

(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on April 19, 2007. Following are the results of voting on the election of directors submitted to stockholders at this meeting:

Joseph C. Aragona	For: 46,211,872	Withheld: 956,238
Harvey B. Cash	For: 46,510,634	Withheld: 657,476
Kevin P. Hegarty	For: 46,594,611	Withheld: 573,499
Clark W. Jernigan	For: 46,211,872	Withheld: 956,238
Wayne R. Lieberman	For: 46,509,652	Withheld: 658,458
Edward E. Olkkola	For: 46,436,317	Withheld: 731,793
A. Travis White	For: 46,562,635	Withheld: 605,475

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	8-K	000-50553	3.1	4/25/06

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1	Amendment No. 3 to Loan Agreement between the Company and Guaranty Bank dated as of July 25, 2007					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman President and Chief Executive Officer
Date: August 13, 2007

/s/ W. Kirk Patterson
W. Kirk Patterson Senior Vice President and Chief Financial Officer
Date: August 13, 2007