Form 10-Q
period 2007-09-30
STAKTEK HOLDINGS INC
filed 2007-11-09
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2007, was 46,914,592.

STAKTEK HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,470	$40,797
Investments	33,811	38,874
Accounts receivable	8,687	5,479
Inventories	4,186	2,355
Prepaid expense	881	638
Income tax recoverable	554	—
Deferred tax assets	1,080	341
Other current assets	1,153	878

Total current assets	73,822	89,362
Property, plant and equipment, net	9,800	6,766
Deferred tax assets	16	932
Goodwill	33,657	28,081
Other intangibles, net	12,290	9,903
Other assets	179	147

Total assets	$129,764	$135,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,111	$1,228
Accrued compensation	1,746	2,159
Accrued liabilities	1,782	1,083
Income taxes payable	—	343
Current maturities of capitalized lease obligations	19	19

Total current liabilities	6,658	4,832
Capitalized lease obligations, less current maturities	62	75
Other accrued liabilities	255	256

Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,812,788 shares and 52,513,671 shares issued at September 30, 2007 and December 31, 2006, respectively	53	52
Additional paid-in capital	162,391	157,193
Treasury stock, at cost; 5,898,196 shares and 4,819,703 shares at September 30, 2007 and December 31, 2006, respectively	(24,835)	(20,676)
Accumulated other comprehensive income (loss)	18	(4)
Accumulated deficit	(14,838)	(6,537)

Total stockholders’ equity	122,789	130,028

Total liabilities and stockholders’ equity	$129,764	$135,191

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue:
Services	$8,756	$11,271
License	2,185	3,430

Total revenue	10,941	14,701

Cost of revenue:
Services (1)	6,522	6,929
Amortization and impairment of acquisition intangibles	1,120	1,655

Total cost of revenue	7,642	8,584

Gross profit	3,299	6,117

Operating expenses:
Selling, general and administrative (1)	4,101	3,806
Research and development (1)	1,373	2,316
Restructuring	356	—
Amortization of acquisition intangibles	183	205

Total operating expenses	6,013	6,327

Loss from operations	(2,714)	(210)

Other income (expense):
Interest income	798	824
Interest expense	(2)	—
Other, net	(34)	(47)

Total other income, net	762	777

Income (loss) before income taxes	(1,952)	567
Benefit for income taxes	(695)	(33)

Net income (loss)	$(1,257)	$600

Earnings (loss) per share:
Basic	$(0.03)	$0.01

Diluted	$(0.03)	$0.01

Shares used in computing earnings (loss) per share:
Basic	46,997	48,187
Diluted	46,997	49,682

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$109	$98
Selling, general and administrative expense	$1,280	$1,245
Research and development expense	$180	$263

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenue:
Services	$23,402	$31,997
License	4,456	9,603

Total revenue	27,858	41,600

Cost of revenue:
Services (1)	18,099	20,478
Amortization and impairment of acquisition intangibles	3,923	4,967

Total cost of revenue	22,022	25,445

Gross profit	5,836	16,155

Operating expenses:
Selling, general and administrative (1)	10,829	11,115
Research and development (1)	4,642	6,331
Restructuring	356	391
Amortization of acquisition intangibles	459	613

Total operating expenses	16,286	18,450

Loss from operations	(10,450)	(2,295)

Other income (expense):
Interest income	2,473	2,235
Interest expense	(10)	(5)
Other, net	(87)	(82)

Total other income, net	2,376	2,148

Loss before income taxes	(8,074)	(147)
Provision (benefit) for income taxes	227	(489)

Net income (loss)	$(8,301)	$342

Earnings (loss) per share:
Basic	$(0.18)	$0.01

Diluted	$(0.18)	$0.01

Shares used in computing earnings (loss) per share:
Basic	47,274	48,181
Diluted	47,274	49,885

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$320	$392
Selling, general and administrative expense	$3,793	$3,437
Research and development expense	$664	$778

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(8,301)	$342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment of intangibles	6,845	8,851
Stock-based compensation expense	5,096	4,607
Excess tax benefit related to the exercise of employee stock options	(67)	(216)
Other non-cash charges	346	6
Deferred income taxes	177	(1,673)
Net change in operating assets and liabilities, net of acquisition	(427)	(3,192)

Net cash provided by operating activities	3,669	8,725

Cash flows from investing activities:
Purchases of investments	(25,904)	(33,379)
Sales and maturities of investments	30,900	28,966
Additions to property, plant and equipment	(386)	(1,204)
Proceeds from sale of equipment	90	226
Acquisition of Southland Micro Systems, Inc., net of cash acquired	(21,441)	—
Patent application costs	(334)	(410)

Net cash used in investing activities	(17,075)	(5,801)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	184	718
Excess tax benefit related to the exercise of employee stock options	67	216
Share repurchases	(4,159)	(4,667)
Payments on capitalized lease obligations	(13)	—

Net cash used in financing activities	(3,921)	(3,733)

Net decrease in cash and cash equivalents	(17,327)	(809)
Cash and cash equivalents at beginning of period	40,797	38,011

Cash and cash equivalents at end of period	$23,470	$37,202

The accompanying notes are an integral part of these consolidated condensed financial statements.

STAKTEK HOLDINGS, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Staktek Holdings, Inc. (we, us, our) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates. In addition, operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other period.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether or not we will elect to record our instruments at fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that adopting SFAS 157 will have on our financial condition and results of operations.

2. Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	September 30, 2007	December 31, 2006
Raw materials	$3,348	$2,206
Work in process	153	42
Finished goods	685	107

	$4,186	$2,355

3. Other Intangible Assets

In accordance with United States generally accepted accounting principles, we evaluate the recoverability of our indefinite-lived intangible assets (goodwill and trademark) on an annual basis. As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. We calculated fair value using a form of discounted cash flow analysis known as the “relief from royalty” approach, which is based on an analysis of economic benefit provided to the owner of the trademark. As a result of our review, during the three months ended March 31, 2007, we recorded an impairment charge of approximately $0.7 million, which is included in “Amortization and impairment of acquisition intangibles” in cost of revenue.

In addition, as of March 31, 2007, we determined that the trademark intangible asset has an estimated remaining useful life of four years. During the three months ended June 30, 2007, we began to amortize the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period. The resulting amortization expense in the three and nine months ended September 30, 2007 was $85,000 and $0.2 million, respectively, and was included in “Amortization and impairment of acquisition intangibles” in cost of revenue.

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

As a result of implementing FIN 48, we did not recognize a change in our liability for unrecognized tax benefits. As of January 1, 2007, our balance sheet included unrecognized tax benefits of approximately $0.2 million. The disallowance of the associated tax position will not affect our annual effective income tax rate. The unrecognized tax benefits decreased by approximately $0.2 million to zero due to the expiration of the statute of limitations during the quarter ended September 30, 2007.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. To the extent that interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2004 and are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2002. We are not currently under audit for federal, state or any foreign jurisdictions.

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income and the application of a valuation allowance for certain deferred tax assets for which we believe there is uncertainty regarding their realization. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. The provision for income taxes may include amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of our income tax returns. We recorded a benefit for income taxes of $0.7 million and a provision for income taxes of $0.2 million during the three and nine months ended September 30, 2007, respectively.

The $0.7 million benefit for the three months ended September 30, 2007 reflects our estimated annual effective tax rate of (6)%, which excluded discrete items. The income tax benefit for the three months ended September 30, 2007 also included discrete tax benefits of $0.4 million from a reduction in our valuation allowance for our net U.S. deferred tax assets resulting from a change in our forecast and a $0.2 million benefit due to the amendment of a prior-year tax return for a research and development tax credit.

Our effective tax rate for the three and nine months ended September 30, 2007 differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income, the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization, a tax credit related to 2003 research and development costs and a reversal of a liability for an uncertain tax position.

5. Restructuring

During 2006, we recorded restructuring charges for a workforce reduction as a result of the transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure. In April 2007, we recorded an additional restructuring charge of approximately $0.4 million for a workforce reduction of 12 employees. In the third quarter of 2007, we recorded a restructuring charge of $0.4 million as a result of changing our long-term focus. The following table details the changes in the related restructuring accrual (in thousands) during the nine months ended September 30, 2007:

Restructuring accrual at December 31, 2006	$30
Restructuring expenses accrued	356
Payments of restructuring expenses	(338)

Restructuring accrual at September 30, 2007	$48

As of September 30, 2007, approximately $17,000 of the liability was included in long-term liabilities.

6. Southland Acquisition

On August 31, 2007, we acquired all of the outstanding ownership interests in Southland Micro Systems, Inc. (Southland), a provider of memory products and services to original equipment manufacturers (OEMs) pursuant to an Agreement and Plan of Merger by and among us, Southland, Shula Merger Sub, Inc., a wholly owned subsidiary of Staktek, the stockholders of Southland (Sellers), and John R. Meehan dated August 21, 2007 (the Merger Agreement). Through this acquisition, we expect to increase the opportunity to deploy our intellectual property (IP) to top-tier server OEMs and data center end customers. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill. The total purchase price has been allocated to the assets acquired based on their respective fair values at the acquisition date. Goodwill, which will be deductible for income tax purposes, is assigned at the enterprise level. The purchase price was allocated to intangibles based on management’s estimate and an independent valuation. The purchase price for all outstanding shares we paid at the effective time of the merger was approximately $16 million in cash, subject to a post-closing adjustment based on Southland’s working capital. We also retired approximately $6 million of Southland’s indebtedness.

Approximately $5 million of the purchase price was deposited into an escrow account as security for working capital adjustments and indemnification obligations of the Sellers under the Merger Agreement. After the final determination of the working capital adjustment, up to $2 million from the escrow fund will be released to the Sellers, less any amounts for unresolved and settled claims. Upon the first anniversary of the effective time, up to another $1 million will be released to the Sellers from the escrow fund, less any amounts for unresolved and settled claims. Any remaining amount in the escrow fund, less any amounts for unresolved and settled claims, will be released upon the second anniversary of the effective time.

In addition, we entered into a restriction agreement with a key Southland employee and former stockholder who held shares of restricted stock of Southland. We paid him the merger consideration for the vested Southland stock he owned, but we are holding the merger consideration for his unvested shares of restricted stock. We will release the merger consideration to him in accordance with his original vesting schedule for the restricted stock. As of the acquisition date, the vested portion of his merger payments, or approximately $0.4 million, was recorded as part of the purchase price, and the unvested portion of approximately $1.0 million, which is contingent on future employment, will be recorded as compensation expense as it is earned.

In addition to the purchase price, we agreed to pay an additional $7 million to Southland’s stockholders, based on the achievement of certain financial growth goals during the period from the effective time through the month following the second anniversary of the effective time (the Earn-Out). This payment is contingent upon the Sellers’ continued employment. The Earn-Out is payable in two installments and each installment can be paid in any combination of cash or shares of our common stock. At each quarter end, we will project the financial performance of the Southland subsidiary, determine the level of the target achievement for the respective Earn-Out period, and will record compensation expense based on the level of achievement. If the stock price at closing on the last day of the quarter is greater than the Earn-Out exercise price, we will assume the Sellers will elect to receive the consideration in stock. At September 30, 2007, we determined the target achievement to be probable and that the election to receive the Earn-Out in stock will be made. As a result, we recorded approximately $0.3 million in additional paid in capital and compensation expense in the quarter ended September 30, 2007.

In connection with the acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two current Staktek employees (former Southland principals) to lease our Irvine facility for a term of three years. We incurred approximately $43,000 in total operating expense related to this lease for the quarter ended September 30, 2007.

As part of the acquisition, certain Southland employees were granted employment inducement stock options to purchase a total of 500,000 shares of our common stock pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). All of these options have an exercise price equal to the closing sales price per share of Staktek common stock on August 31, 2007, will vest over a four-year period and are recorded as compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)).

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at August 31, 2007. The allocation of the purchase price is subject to change due to a working capital adjustment provision. The preliminary purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The preliminary purchase price was allocated based on the fair value of net assets acquired as follows (in thousands):

	Amount	Useful Life (in years)
Accounts receivable, net	$4,408
Inventory	2,179
Property, plant and equipment	5,244	3-7
Other assets	353
Goodwill	5,576
Customer relationships	4,655	10
Trade name	1,806	10
Noncompete	207	3
Current liabilities	(2,739)

Total purchase price	$21,689

We recorded Southland’s results of operations with ours subsequent to the acquisition date, which was August 31, 2007.

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of Staktek and Southland for the three and nine months ended September 30, 2007 and September 30, 2006 as if the merger had been consummated at the beginning of the respective fiscal years. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the merger had been consummated at the beginning of the respective fiscal years, nor is it necessarily indicative of future operating results.

The following table sets forth the required pro forma information (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$16,388	$20,720	$45,370	$59,959
Net income (loss)	$(1,276)	$429	$(10,045)	$(712)
Net income (loss) per share—basic	$(0.03)	$0.01	$(0.21)	$(0.01)
Net income (loss) per share—diluted	$(0.03)	$0.01	$(0.21)	$(0.01)

7. Credit Facility

On July 25, 2007, we amended our unsecured revolving credit agreement with Guaranty Bank (the Lender), under which we may borrow up to $20 million at any given time through June 23, 2008 (the Credit Agreement). The Credit Agreement is guaranteed by Staktek Group, L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (LIBOR) plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender.

We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of September 30, 2007, we had on deposit this required amount and had not borrowed under this agreement. The Credit Agreement contains customary covenants that preclude us, among other things, from making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, acquiring another company or entity for which we would pay more than $30 million, or incurring indebtedness in excess of $10 million with a third party outside the scope of the Credit Agreement. The Credit Agreement contains financial covenants requiring that our tangible net worth must be at least $70 million and our unencumbered liquid assets must be at least $50 million. We must certify our compliance with these covenants while any advances remain outstanding under this agreement.

8. Commitments and Contingencies

At September 30, 2007, approximately 75% of our employees in Mexico, or approximately 51% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

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

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

We filed an action against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore™ technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. We filed the first action on August 1, 2006 in the U.S. District Court for the Western District of Texas, Austin Division, which was dismissed on March 7, 2007 for lack of personal jurisdiction. On March 8, 2007, we filed a similar action in the U.S. District Court for the District of Massachusetts, Boston Division. On April 19, 2007, the defendants filed a motion for a more definitive statement as well as a motion to strike, which motions the judge denied on June 22, 2007. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by Staktek, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied both of these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. No further action has been taken. While we intend to vigorously prosecute these claims, as well as vigorously defend against the defendants’ counterclaim, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking.

As of September 30, 2007, we were not involved in any other material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims or requested concessions we may agree to in the interest of maintaining business relationships.

9. Common Stock

Of the 52,812,788 and 52,513,671 shares of common stock issued as of September 30, 2007 and December 31, 2006, respectively, 1,098 and 104,884 shares, respectively, were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule.

During the first nine months of 2007, we purchased 1,078,493 shares of our common stock under our stock repurchase program at a total cost of approximately $4.2 million. As of September 30, 2007, we may purchase up to an additional $7.8 million of our stock under this program.

10. Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, currently with 11,530,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

We account for all forms of our share-based payments to employees, including stock options, under SFAS 123(R) utilizing the Black-Scholes method of valuation.

Information with respect to stock option activity for the nine months ended September 30, 2007 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,688,529	$3.56
Granted	1,270,430	$2.80
Exercised	(196,037)	$0.76
Cancelled or forfeited	(352,600)	$4.06

Outstanding at September 30, 2007	5,410,322	$3.45	7.74	$4,837

Options exercisable at September 30, 2007	3,106,774	$3.52	6.89	$3,718

As of September 30, 2007, there was approximately $4.8 million of unrecognized compensation cost related to outstanding stock options. For the nine months ended September 30, 2007, the total intrinsic value of exercised stock options was $0.6 million.

For grants issued during the three and nine months ended September 30, 2007, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Expected volatility	61.6%	59.0% – 61.6%
Dividend yield	0.0%	0.0%
Expected term (in years)	7.0	7.0
Risk-free interest rate	4.1%	4.1% - 5.0%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the nine months ended September 30, 2007 was $1.79. During the three and nine months ended September 30, 2007, we recorded share-based compensation expense for options of approximately $1.4 million and $4.1 million, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted the Staktek Holdings, Inc. Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of September 30, 2007, we had 800,000 authorized shares under this plan. We granted 399,734 RSUs during the second quarter of 2007. RSUs vest over a four-year period.

Information with respect to RSU activity for the nine months ended September 30, 2007 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	361,463	$6.73
Granted	399,734	$4.97
Vested	(132,813)	$6.73
Forfeited	(72,240)	$5.67

Outstanding at September 30, 2007	556,144	$5.60

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and nine months ended September 30, 2007, RSU compensation expense was $0.2 million and $0.7 million, respectively.

11. Accumulated Other Comprehensive Income (loss)

The components of our accumulated other comprehensive income (loss) were as follows (in thousands) at the respective dates:

	September 30, 2007	December 31, 2006
Unrealized gain (loss) on investment securities, net of tax	$18	$(4)

Accumulated other comprehensive income (loss)	$18	$(4)

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Net income (loss)	$(1,257)	$600
Change in unrealized gain (loss) on investment securities, net of tax	38	35

Comprehensive income (loss), net of tax	$(1,219)	$635

	Nine Months Ended September 30,
	2007	2006
Net income (loss)	$(8,301)	$342
Change in unrealized gain (loss) on investment securities, net of tax	22	29

Comprehensive income (loss), net of tax	$(8,279)	$371

12. Earnings (loss) Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except per share data):

	Three Months Ended September 30,
	2007	2006
Numerator:
Net income (loss)	$(1,257)	$600
Denominator:
Weighted average common shares outstanding	47,020	48,432
Less: Weighted average common shares subject to repurchase	23	245

Total weighted average common shares used in computing basic earnings (loss) per share	46,997	48,187
Effect of dilutive securities: Common shares subject to repurchase, stock options, RSUs and warrants	—	1,495

Total weighted average common shares used in computing diluted earnings (loss) per share	46,997	49,682

Earnings (loss) per share:
Basic	$(0.03)	$0.01

Diluted	$(0.03)	$0.01

	Nine Months Ended September 30,
	2007	2006
Numerator:
Net income (loss)	$(8,301)	$342

Denominator:
Weighted average common shares outstanding	47,331	48,492
Less: Weighted average common shares subject to repurchase	57	311

Total weighted average common shares used in computing Basic earnings (loss) per share	47,274	48,181
Effect of dilutive securities: Common shares subject to repurchase, stock options, RSUs and warrants	—	1,704

Total weighted average common shares used in computing diluted earnings (loss) per share	47,274	49,885

Earnings (loss) per share:
Basic	$(0.18)	$0.01

Diluted	$(0.18)	$0.01

For the three and nine months ended September 30, 2007, there were 6,024,912 and 6,108,126 potentially dilutive weighted common shares, respectively, that were not included in our loss-per-share calculation, as their impact would have been anti-dilutive.

13. Subsequent Events

On October 12, 2007, Edward E. Olkkola resigned from our Board of Directors. On October 15, 2007, Joseph Marengi was appointed by our Board of Directors to serve as a director of the Company, to hold office for a term expiring at the Annual Meeting of Stockholders held in 2008. Mr. Marengi has been a venture partner with Austin Ventures since August 2007, and formerly spent ten years with Dell Inc., most recently as senior vice president and general manager of Dell Americas. He joined Dell from Novell, Inc., where he most recently served as president and chief operating officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Staktek,” “we,” “us” and “our” refer to Staktek Holdings, Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 8, 2007. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our products to a limited number of customers and with a limited number of key technologies; most of our revenue coming from our Stakpak solutions; deriving a material portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief regarding the future of planar technologies; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business; our intent to grow our business through business combinations or other acquisitions; our intent to expand our research and development activities; our belief that our future success will depend upon our ability to attract and retain personnel; our belief regarding increasing our investment in research and development; our expectation regarding increasing the opportunity to deploy our IP to top-tier server OEMs and data center end customers through our Southland acquisition; and our intent to exploit our intellectual properties and capability to establish market leadership in new technologies; our intent to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Overview

We are a leading provider of intellectual property and services for next-generation, stacking and module technologies for high-speed, high-capacity systems. As of September 30, 2007, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business serving demand for high-density memory and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities in new technologies.

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

On August 31, 2007, we completed our acquisition of Southland, a provider of memory products and services to leading OEMs since 1987. With this acquisition, we expect to increase the opportunity to deploy our intellectual property to top-tier server OEMs and data center end customers. Southland operates a manufacturing facility in Irvine, California.

The vast majority of the solutions provided by us to date has been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems of large OEMs, such as Cisco Systems, Inc., Hewlett-Packard Company (or HP) and IBM. We have provided our Flash solutions to semiconductor manufacturers and memory solution manufacturers for inclusion in high-end consumer electronics. For our stacking customers, we typically receive the silicon on a consignment basis and provide a quick turnaround service to our customers. Under this business model, we avoid taking price risk on the memory devices. This business model changes slightly with the acquisition of Southland. A portion of Southland’s business includes taking ownership of DRAM devices. We purchase DRAM and then resell it as part of a completed memory module. Under these sales arrangements, we take price risk on the memory devices.

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

Results of Operations—a comparison of the three months ended September 30, 2007 and 2006

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2007	2006
Revenue:
Services	80.0%	76.7%
License	20.0	23.3

Total revenue	100.0	100.0
Cost of revenue:
Services	59.6	47.1
Amortization and impairment of acquisition intangibles	10.2	11.3

Total cost of revenue	69.8	58.4

Gross profit	30.2	41.6

Operating expenses:
Selling, general and administrative	37.5	25.9
Research and development	12.5	15.7
Restructuring	3.3	—
Amortization of acquisition intangibles	1.7	1.4

Total operating expenses	55.0	43.0

Loss from operations	(24.8)	(1.4)
Other income, net	7.0	5.3

Income (loss) before income taxes	(17.8)	3.9
Benefit for income taxes	(6.3)	(0.2)

Net income (loss)	(11.5)%	4.1%

Total revenue

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Services revenue	$8,756	$11,271	(22.3)%
License revenue	2,185	3,430	(36.3)%

Total revenue	$10,941	$14,701	(25.6)%

Our services revenue for the third quarter of 2007 was $8.8 million, a decrease of 22.3% from $11.3 million for the third quarter of 2006. License revenue for the third quarter of 2007 was $2.2 million, a decrease of 36.3% from $3.4 million for the third quarter of 2006.

Our decrease in services and license revenue in the third quarter of 2007, as compared to the third quarter of 2006, was due to a decrease in both leaded-package and ball grid array (BGA) stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages or dual-die packages and the demand for these types of stacks has not grown to offset the decline in leaded-package quantities. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. In addition, the price differential between 512 Mbit devices and 1 Gbit devices declined during the year, temporarily reducing a key value proposition associated with stacking the 512 Mbit packages. These declines have been partially offset by an increase in Flash-based stacks and by revenue from our Southland acquisition for the month of September 2007.

The reduction in our license revenue in the third quarter of 2007, as compared with the third quarter of 2006, was mainly the result of decreased royalties from Samsung Electronics Co., Ltd. based on our leaded-package technologies. This decline has been partially offset by increases in license revenue from Smart Modular Technologies, Inc. (SMART) and Toshiba Corporation.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended September 30,
	2007	2006
Micron	31%	18%
SMART	24%	13%
Intel	13%	*
HP	*	19%
Netlist	*	21%
Samsung	*	23%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Gross profit	$3,299	$6,117	(46.1)%
Percent of total revenue	30.2%	41.6%

Gross profit for the three months ended September 30, 2007 was $3.3 million, or 30.2% of our total revenue, as compared to $6.1 million, or 41.6% of our total revenue, for the three months ended September 30, 2006.

The reduction in our gross profit for the three months ended September 30, 2007, as compared to September 30, 2006, was primarily the result of a decrease in license revenue. License revenue, which is 100% gross margin, was 23.3% of total revenue in the third quarter of 2006, versus 20.0% of total revenue in the third quarter of 2007. In addition, the gross margin on our services business declined due to lower unit volumes. These were partially offset by including gross profit dollars from Southland for the month of September. The combination of these factors resulted in a decrease in gross profit as a percentage of revenue from 41.6% in the third quarter of 2006 to 30.2% in the third quarter of 2007.

Selling, general and administrative expense

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Selling, general and administrative	$4,101	$3,806	7.8%
Percent of total revenue	37.5%	25.9%

Selling, general and administrative expense for the three months ended September 30, 2007 was $4.1 million, or 37.5% of total revenue. This amount reflected an increase of approximately $0.3 million, or 7.8%, as compared to $3.8 million, or 25.9% of total revenue, in the three months ended September 30, 2006. For the third quarter of 2007 and 2006, selling, general and administrative expense included stock-based compensation expense of $1.3 million and $1.2 million, respectively.

Selling, general and administrative expense was higher in the third quarter of 2007, as compared to the third quarter of 2006, primarily due to increased headcount associated with the Southland acquisition and $0.3 million of Earn-Out expense relating to the Southland acquisition.

Research and development expense

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Research and development	$1,373	$2,316	(40.7)%
Percent of total revenue	12.5%	15.7%

Research and development expense for the three months ended September 30, 2007 was $1.4 million, or 12.5% of total revenue, which reflected a decrease of $0.9 million, or 40.7%, as compared with $2.3 million, or 15.7% of total revenue, for the three months ended September 30, 2006. For the third quarter of 2007 and 2006, research and development expense included stock-based compensation expense of approximately $0.2 million and $0.3 million, respectively.

The decrease in our research and development expense in the three months ended September 30, 2007, compared to the three months ended September 30, 2006, mainly resulted from reductions in personnel-related costs as a result of changing our long-term focus.

Amortization and impairment of acquisition intangibles

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$1,303	$1,860	(29.9)%

Amortization and impairment of acquisition intangibles was $1.3 million for the three months ended September 30, 2007, which reflected a decrease of $0.6 million, or 29.9%, as compared with $1.9 million for the three months ended September 30, 2006.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis. The amortization expense for the third quarter of 2007 includes amortization of approximately $62,000 for intangibles acquired during the quarter.

Other income, net

	Three Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Other income, net	$762	$777	(1.9)%

Other income, net for the three months ended September 30, 2007, was $0.8 million. This amount reflected a decrease of approximately $15,000, or 1.9%, compared to other income, net of $0.8 million for the three months ended September 30, 2006.

Benefit for income taxes

We recorded an income tax benefit of $0.7 million and $33,000 for the three months ended September 30, 2007 and 2006, respectively. The $0.7 million benefit for the three months ended September 30, 2007 reflects our estimated annual effective tax rate of (6)%, excluding discrete items. The three months ended September 30, 2007 also included discrete benefits of $0.4 million from a reduction in our valuation allowance for our net U.S. deferred tax assets resulting from a change in our forecast and a $0.2 million benefit due to the amendment of a prior-year tax return for a research and development tax credit.

For the third quarter of 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest, the partial reversal of a valuation allowance against our net U.S. deferred tax assets that was initially recorded in the second quarter of 2007 due to a change in our forecast, and a tax credit related to 2003 research and development costs. For the third quarter of 2006, our effective tax rate differed from the federal statutory tax rate of 35%, due primarily to the tax implications of our stock-based compensation and tax exempt interest income.

Results of Operations—a comparison of the nine months ended September 30, 2007 and 2006

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Nine Months Ended September 30,
	2007	2006
Revenue:
Services	84.0%	76.9%
License	16.0	23.1

Total revenue	100.0	100.0

Cost of revenue:
Services	65.0	49.2
Amortization and impairment of acquisition intangibles	14.1	12.0

Total cost of revenue	79.1	61.2

Gross profit	20.9	38.8

Operating expenses:
Selling, general and administrative	38.9	26.7
Research and development	16.7	15.2
Restructuring	1.3	0.9
Amortization of acquisition intangibles	1.6	1.5

Total operating expenses	58.5	44.3

Loss from operations	(37.6)	(5.5)
Other income, net	8.6	5.1

Loss before income taxes	(29.0)	(0.4)
Provision (benefit) for income taxes	0.8	(1.2)

Net income (loss)	(29.8)%	0.8%

Total revenue

	Nine Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Services revenue	$23,402	$31,997	(26.9)%
License revenue	4,456	9,603	(53.6)%

Total revenue	$27,858	$41,600	(33.0)%

Our services revenue for the nine months ended September 30, 2007 was $23.4 million, a decrease of 26.9% from $32.0 million for the nine months ended September 30, 2006. License revenue for the nine months ended September 30, 2007 was $4.5 million, a decrease of 53.6% from $9.6 million for the nine months ended September 30, 2006.

Our decrease in services and license revenue in the first nine months of 2007, as compared to the first nine months of 2006, was due primarily to a decrease in both leaded-package and BGA stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded-package quantities. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. In addition, the price differential between 512Mbit devices and 1 Gbit devices declined during 2007, temporarily reducing a key value proposition associated with stacking the 512 Mbit packages. These declines have been partially offset by an increase in Flash-based stacks and by revenue from our Southland acquisition for the month of September 2007.

The reduction in our license revenue in the first nine months of 2007, as compared with the first nine months of 2006, was mainly the result of decreased royalties from Samsung and Qimonda AG. This decline has been partially offset by increases in license revenue from SMART and Toshiba.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Nine Months Ended September 30,
	2007	2006
Micron	39%	15%
SMART	19%	12%
Samsung	*	21%
HP	*	20%
Netlist	*	23%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit

	Nine Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Gross profit	$5,836	$16,155	(63.9)%
Percent of total revenue	20.9%	38.8%

Gross profit for the nine months ended September 30, 2007 was $5.8 million, or 20.9% of our total revenue, as compared to $16.2 million, or 38.8% of our total revenue, for the nine months ended September 30, 2006.

The reduction in our gross profit for the nine months ended September 30, 2007, as compared to September 30, 2006, was primarily the result of a decrease in our license revenue. License revenue, which is 100% gross margin, was 23.1% of total revenue during the first nine months of 2006, versus 16.0% of total revenue during the first nine months of 2007. In addition, the gross margin on our services business declined due to lower unit volumes. These declines were partially offset by gross margin dollars from Southland for the month of September and a $1.0 million reduction in the amortization and impairment of acquisition intangibles of recorded during the nine months ended September 30, 2007, versus the nine months ended September 30, 2006. The combination of these factors resulted in a decrease in gross profit as a percentage of revenue from 38.8% in the first nine months of 2006 to 20.9% in the first nine months of 2007.

Selling, general and administrative expense

	Nine Months Ended September 30,
	2007	2006	Change
	(in thousands, except %)
Selling, general and administrative	$10,829	$11,115	(2.6)%
Percent of total revenue	38.9%	26.7%

Selling, general and administrative expense for the nine months ended September 30, 2007 was $10.8 million, or 38.9% of total revenue. This amount reflected a decrease of approximately $0.3 million, or 2.6%, as compared to $11.1 million, or 26.7% of total revenue, in the nine months ended September 30, 2006. For the first nine months of 2007 and 2006, selling, general and administrative expense included stock-based compensation expense of $3.8 million and $3.4 million, respectively.

Selling, general and administrative expense was lower in the first nine months of 2007, as compared to the first nine months of 2006, primarily due to lower personnel costs of $0.8 million, a reduction in directors’ and officers’ insurance costs of $0.4 million and a reduction in legal expenses of $0.1 million, partially offset by an increase in stock-based compensation expense of $0.4 million, an increase in consultant and other service fees of $0.4 million, increased headcount associated with the Southland acquisition and $0.3 million of Earn-Out expense relating to the Southland acquisition.

Research and development expense

	Nine Months Ended September 30,
	2007	2006	Change
	(in thousands, except %)
Research and development	$4,642	$6,331	(26.7)%
Percent of total revenue	16.7%	15.2%

Research and development expense for the nine months ended September 30, 2007 was $4.6 million, or 16.7% of total revenue, which reflected a decrease of $1.7 million, or 26.7%, as compared with $6.3 million, or 15.2% of total revenue, for the nine months ended September 30, 2006. For the first nine months of 2007 and 2006, research and development expense included stock-based compensation expense of approximately $0.7 million and $0.8 million, respectively.

The decrease in research and development expense for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, mainly resulted from reductions in personnel-related costs as a result of changing our long-term focus.

Amortization and impairment of acquisition intangibles

	Nine Months Ended September 30,		Change
	2007	2006
	(in thousands, except%)
Amortization and impairment of acquisition intangibles	$4,382	$5,580	(21.5)%

Amortization and impairment of acquisition intangibles was $4.4 million for the nine months ended September 30, 2007, a decrease of $1.2 million, or 21.5%, compared to $5.6 million for the nine months ended June 30, 2006.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis. The amortization for the nine months ended September 30, 2007 includes amortization of approximately $62,000 for intangibles acquired during the third quarter.

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

Other income, net

	Nine Months Ended September 30,		Change
	2007	2006
	(in thousands, except %)
Other income, net	$2,376	$2,148	10.6%

Other income, net for the nine months ended September 30, 2007, was $2.4 million, as compared to $2.1 million for the nine months ended September 30, 2006.

The change in other income, net from the first nine months ended September 30, 2007 to the same period of 2006, was due primarily to an improved rate of return on our cash, cash equivalents and investments.

Provision (benefit) for income taxes

We recorded an income tax provision of $0.2 million and an income tax benefit of $0.5 million for the nine months ended September 30, 2007 and 2006, respectively. The nine months ended September 30, 2007 reflects our estimated annual effective tax rate of (6)%, excluding discrete items. The nine months ended September 30, 2007 also included a discrete tax charge of $0.3 million to establish a valuation allowance against our net U.S. deferred tax assets and a $0.2 million benefit due to the amendment of a prior-year tax return for a research and development tax credit.

For the nine months ended September 30, 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income, the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization and a tax credit related to 2003 research and development costs. For the nine months ended September 30, 2006, our effective tax rate differed from the federal statutory tax rate of 35%, due primarily to the tax implications of our stock-based compensation and tax exempt interest income.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $67.2 million, including $57.3 million of cash, cash equivalents and investments, compared to working capital of $84.5 million, including $79.7 million of cash, cash equivalents and investments, as of December 31, 2006.

Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2007, compared to $8.7 million for the nine months ended September 30, 2006. The decrease in net cash provided by operating activities was primarily due to a $8.6 million change from net income to net loss, partially offset by a net reduction of $2.8 million in cash used for operating assets and liabilities and a $1.9 million change in deferred income taxes.

Net cash used in investing activities was $17.1 million for the nine months ended September 30, 2007, compared to $5.8 million for the nine months ended September 30, 2006. The change in net cash used in investing activities was due primarily to the Southland acquisition of $21.4 million, partially offset by a $1.9 million increase in proceeds from the sale and maturities of investments and a $7.5 million decrease in the purchase of investments, in the first nine months of 2007, as compared to the first nine months of 2006. In addition, the change in net cash used in investing activities was due to a reduction in equipment purchased of $0.8 million during the first nine months of 2007 as compared to the first nine months of 2006.

Net cash used in financing activities during the nine months ended September 30, 2007 was $3.9 million, primarily related to the purchase of our common stock as part of our stock repurchase program for $4.2 million. Net cash used in financing activities during the nine months ended September 30, 2006 was $3.7 million, due to the repurchase of common shares for $4.7 million partially offset by the issuance of common stock under our employee stock plans for $0.7 million.

On July 25, 2007, we amended our unsecured revolving credit agreement with Guaranty Bank. We may borrow up to $20 million at any given time through June 23, 2008. We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of September 30, 2007, we had on deposit this required amount and had not borrowed under this agreement. This agreement contains financial covenants that must be met during the term of the agreement. We must certify our compliance with these covenants while any advances remain outstanding under the agreement.

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

Revenue Recognition and Presentation. We engage in transactions where we sell consigned inventory to third parties and where we provide licensees with inventory. We evaluate these transactions and determine if the costs and revenue should be presented on a gross or net basis. In making this determination, we primarily consider the following: (1) we are not adding value to the inventory through our manufacturing processes, (2) we do not take risk of ownership of the inventory and (3) our net revenue from the transaction is predefined. In situations where these conditions are met, we net the expense of the inventory against the revenue from the transaction.

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

As of September 30, 2007, goodwill is our only intangible asset that is not amortized. We evaluate goodwill annually for impairment as of October 1 and periodically when indicators of impairment exist. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

Inventory and Inventory Reserves. We value our inventory at a standard cost and review our inventory for quantities in excess of production requirements and for obsolescence. We maintain a reserve for excess, slow moving, and obsolete inventory as well as for inventory with a carrying value in excess of its market value. A review of inventory on hand is made quarterly and a provision for excess, slow moving, and obsolete inventory is recorded, if necessary. The review is based on several factors including a current assessment of future product demand, historical experience, and market conditions. If actual conditions are less favorable than those that we projected, additional inventory reserves may be required.

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

Southland Earn-Out Consideration. As part of the purchase of Southland, we offered compensation of up to $7 million to the Sellers if certain financial goals are achieved over the two years subsequent to closing the acquisition. We must estimate, on a quarterly basis, if these goals will be met, but final determination of achieving the goals will only be known on the first and second anniversary dates of the effective date. As a result, from quarter to quarter, changes in our estimates could result in reversing or recognizing significant amounts of compensation expense. In addition, the Sellers may elect to receive payment in either cash or stock. We must, based on our current stock price compared to the Earn-Out exercise price, predict which form of payment the Sellers will elect to receive. If our stock price is not an accurate indicator of the Sellers’ eventual election, our total liabilities could be misstated.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS 159. This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether or not we will elect to record our instruments at fair value.

In September 2006, the FASB issued SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that adopting SFAS 157 will have on our financial condition and results of operations.

Subsequent Events

On October 12, 2007, Edward E. Olkkola resigned from our Board of Directors. On October 15, 2007, Joseph Marengi was appointed by our Board of Directors to serve as a director of the Company, to hold office for a term expiring at the Annual Meeting of Stockholders held in 2008. Mr. Marengi has been a venture partner with Austin Ventures since August 2007, and formerly spent ten years with Dell Inc., most recently as senior vice president and general manager of Dell Americas. He joined Dell from Novell, Inc., where he most recently served as president and chief operating officer.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 30, 2007, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At September 30, 2007, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

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

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2007, that have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

We filed an action against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore technologies that we are proposing to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constitute unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. We filed the first action on August 1, 2006 in the U.S. District Court for the Western District of Texas, Austin Division, which was dismissed on March 7, 2007 for lack of personal jurisdiction. On March 8, 2007, we filed a similar action in the U.S. District Court for the District of Massachusetts, Boston Division. On April 19, 2007, the defendants filed a motion for a more definitive statement as well as a motion to strike, which motions the judge denied on June 22, 2007. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by Staktek, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied both of these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. No further action has been taken. While we intend to vigorously prosecute these claims, as well as vigorously defend against the defendants’ counterclaim, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking.

As of September 30, 2007, we were not involved in any other material legal proceedings.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 80% of our total revenue during the nine months ended September 30, 2007, 89% of our total revenue in 2006, and 86% of our total revenue in 2005. In particular, Micron Technology (Micron) and SMART accounted for 39%, and 19%, respectively, of our total revenue in the first nine months of 2007. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

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

The price of DRAM is volatile, and excess inventory of DRAM, other components and finished products could adversely affect our gross margin.

Given our acquisition of Southland, we purchase more DRAM for the products we manufacture than we historically have purchased prior to this acquisition. The price of DRAM is subject to rapid fluctuation and variability. The prices of our products are adjusted periodically based largely on the market price of DRAM. Once our prices with a customer are negotiated, we are generally unable to revise pricing with that customer until our next regularly scheduled price adjustment. Consequently, we are exposed to the risks associated with the volatility of the price of DRAM during that period. If the market price for DRAM increases, we generally cannot pass this price increase on to our customer for products purchased under an existing purchase order. As a result, our cost of sales could increase and our gross margin could decrease. Alternatively, if there is a decline in the price of DRAM, we will need to reduce our selling prices for subsequent purchase orders, which may result in a decline in our expected net sales.

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

To date, we have derived nearly all of our revenue from sales or licenses of our Stakpak solutions, and we expect these solutions to continue to account for a large portion of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, financial condition and results of operations could be adversely affected by:

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

As part of our growth and product diversification strategy, we will evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. For example, we acquired Southland Micro Systems, Inc., a provider of memory products and services for leading OEMs, on August 31, 2007. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic relationships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is very limited. The attention of our small management team may be diverted from our core business if we undertake future acquisitions. Future acquisitions may also require us to incur debt or issue equity securities that may result in dilution of existing stockholders. Potential future acquisitions also involve numerous risks, including, among others:

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

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technologies and report this data to us on a periodic basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have primarily relied on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenue than we are entitled to under the terms of our license agreements.

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

We have limited sales and marketing resources. As our business evolves, we may have to employ more rigorous sales and marketing efforts, hire more sales and marketing personnel and engage in lengthy negotiations to reach agreement with potential customers. As a result, our operating expenses may increase, and we may incur losses in periods that precede the generation of revenue. If the sales and marketing efforts of our technologies are unsuccessful, then we may not be able to sell or license our technologies.

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

We are continuously modifying our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. In addition, new manufacturing processes are required as we ramp high-volume production of new technologies. We face increased risks with these new processes and we incur significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could impact our gross margins. We expect to experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, such as our High Performance Stakpak, ArctiCore and future products, the risk of encountering delays or difficulties increases.

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

Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution for the majority of our revenue by increasing revenue associated with our other solutions, such as High Performance Stakpak, ArctiCore and other memory modules, and by developing other new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

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

Our research and development efforts are focused primarily on furthering the technologies related to our non-leaded solutions, ArctiCore and other new product initiatives. If the development of these technologies is delayed or abandoned, or if these new technologies fail to achieve market acceptance, our growth prospects, financial condition, results of operations and competitive position could be adversely affected. Furthermore, if markets for these new technologies develop later than we anticipate, or do not develop at all, demand for our solutions that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

In order to manufacture our solutions, we require raw materials and components such as but not limited to DRAM, flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. We typically procure these materials from limited sources to take advantage of volume pricing discounts. Shortages in these materials may occur from time to time. In addition to shortages, we could experience quality problems with these materials, which could result in returning them to our suppliers. These shortages and returns could extend the turnaround times of our manufacturing services. If our supply of materials is interrupted for any reason, or our manufacturing turnaround times are extended, our financial condition and results of operations could be adversely affected.

A significant portion of our manufacturing operations is located in Reynosa, Mexico; our failure to continue to manage these operations, as well as issues associated with the location of this facility, could materially and adversely affect our business.

We began manufacturing operations in our Mexico facility in the first quarter of 2003, and currently manufacture virtually all of our Stakpak units in Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

In addition, this facility is exposed to certain risks as a result of its location, including:

•	changes in international trade laws, such as the North American Free Trade Agreement, or other governmental regulations or tariffs affecting our import and export activities;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	fluctuations of foreign currency and exchange controls;

•	increases in Mexican tax rates;

•	security measures at the United States-Mexico border;

•	potential political instability and changes in the Mexican government;

•	relations between the governments of the United States and Mexico;

•	potential kidnappings of employees;

•	natural disasters, such as flooding and other acts of nature;

•	strikes by our union employees;

•	issues relating to drug-trafficking activities in Mexico; and

•	general economic conditions in Mexico.

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

We currently manufacture virtually all of our Stakpak products at our manufacturing facility in Reynosa, Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of September 30, 2007, 234, or 75%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

We derive a portion of our revenue from our license agreement with Samsung. Royalties paid to us by Samsung generally have been decreasing over time and they may continue to decline as a result of Samsung not utilizing as much of our stacking technology as it utilized in the past, which could materially harm our business, financial condition and results of operations.

We receive a portion of our license revenue from our license agreement with Samsung. This agreement requires that Samsung pay us royalties based on the number of stacked memory products Samsung sells or bundles within its own products. Royalties paid to us by Samsung generally have been decreasing over time and they will continue to decline as a result of Samsung not utilizing as much of our stacking technology as it has utilized in the past.

As of September 30, 2007, the remaining residual value of the customer relationship intangible asset associated with this contract was $1.2 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of September 30, 2007, no impairment had been recorded.

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

Austin Ventures beneficially owns approximately 78% of our outstanding common stock. Because Austin Ventures and its affiliates own more than 50% of our common stock, we are considered a “controlled company” under NASD Marketplace Rule 4350(c)(5), and we are exempt from NASD rules that would otherwise require that our board of directors consist of a majority of independent directors. As a “controlled company,” we also are exempt from NASD rules that require the compensation of officers and the nomination of company directors be determined by a committee of independent directors or a majority of independent directors. Our board of directors currently consists of seven directors, of which three qualify as independent directors under NASD rules. As long as Austin Ventures beneficially owns a majority of our outstanding common stock, Austin Ventures will continue to be able to elect all members of our board of directors. Purchasers of our common stock will not be able to affect the outcome of any stockholder vote until Austin Ventures beneficially owns less than a majority of our outstanding common stock. As a result, Austin Ventures will control all matters affecting us, including:

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

We operate manufacturing facilities in Irvine, California and Reynosa, Mexico. These areas are subject to earthquakes, fires, flooding and other natural disasters. Our facility in Reynosa is also subject to an epidemic, political unrest, war, labor strikes or work stoppages. Interruptions in supply or utilities at these locations would likely result in the disruption of our manufacturing services, cause significant delays in shipments of our products and materially and adversely affect our operating results.

In addition, our disaster recovery plans may not be adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits if a natural disaster were to occur. A natural disaster rendering one of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including license revenue from Samsung and others and services revenue from our United States and Mexico manufacturing facilities derived from foreign customers, as a percentage of our total revenue, was 17% during the first nine months of 2007, 22% in 2006, and 37% in 2005. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July	151,889	$3.80	151,889	Approx. $	8.6 million
August	133,713	$3.15	133,713	Approx. $	8.1 million
September	102,479	$3.46	102,479	Approx. $	7.8 million

TOTAL	388,081	$3.49	388,081

(1)	On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program for up to $15.0 million to purchase shares of our common stock. On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 30, 2007, by written consent, our majority stockholder approved an amendment to our 2003 Stock Option Plan (the Plan) to increase the number of shares of common stock issuable under the Plan from 11,030,000 shares to 11,530,000 shares, solely for the purpose of granting the inducement options to purchase common stock to employees of Southland pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Amended and Restated Bylaws	8-K	000-50553	3.1	4/25/06

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1	Agreement and Plan of Merger by and among Staktek Holdings, Inc., Shula Merger Sub, Inc., Southland Micro Systems, Inc., the shareholders of Southland Micro Systems, Inc., and John R. Meehan dated August 21, 2007.	8-K	000-50553	2.1	9/5/07

10.2	Escrow Agreement by and among Staktek Holdings, Inc., Wells Fargo Bank, N.A., and John R. Meehan dated August 31, 2007	8-K	000-50553	2.2	9/5/07

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAKTEK HOLDINGS, INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer

Date: November 9, 2007

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer

Date: November 9, 2007