Form 10-K
period 2007-12-31
ENTORIAN TECHNOLOGIES INC
filed 2008-03-14
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 000-50553

ENTORIAN TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2354935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8900 Shoal Creek Blvd., Austin, TX 78757

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(512) 454-9531

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2007, the end of the registrant’s second fiscal quarter, was approximately $41,710,623 (assuming, for this purpose, that directors, executive officers and the investment funds affiliated with Austin Ventures, L.P. are deemed affiliates).

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 29, 2008, was 46,760,825.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ENTORIAN TECHNOLOGIES INC. AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS WE “EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER ITEM 1A OF THIS ANNUAL REPORT ON FORM 10-K AND ELSEWHERE IN THIS REPORT. ENTORIAN TECHNOLOGIES INC. DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	BUSINESS

Staktek Holdings, Inc. was originally formed by two investment funds affiliated with Austin Ventures, L.P. in May 2003 for the purpose of acquiring Staktek Corporation (the Predecessor Company), which was incorporated in Texas in June 1990. In August 2003, we acquired by merger Staktek Corporation, which survives as our wholly owned subsidiary. We refer to our acquisition of Staktek Corporation throughout this Annual Report on Form 10-K as the “Staktek acquisition.” .In February 2008, we changed our name to Entorian Technologies Inc. In addition, the terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles and the Predecessor Company.

Overview

We are a provider of advanced electronic systems and sub-systems for enterprise, consumer and other high-growth markets. Our thin, small outline package (TSOP) and ball grid array (BGA) memory stacking solutions increase operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technologies. Our ArctiCore™ technology is a module technology using a double-sided, multi-layer flexible circuit folded around an aluminum core and is designed for superior thermal, mechanical and electrical performance. Our other memory module technologies enable custom, as well as JEDEC-standard registered dual in-line memory module (R-DIMM), fully buffered dual in-line memory module (FB-DIMM) and small outline dual in-line memory modules (SO-DIMMs), with the characteristics of high-density and thermal efficiencies. With an IP portfolio of more than 200 patents and patent applications pending, we offer flexibility for customers, including outsourced manufacturing, technology licensing and custom engineering. Headquartered in Austin, Texas, we operate two ISO-certified manufacturing facilities in Irvine, California and Reynosa, Mexico. For more information, go to http://www.entorian.com.

We currently apply our expertise in memory stacking as well as module solutions to provide intellectual property and services that enable system original equipment manufacturer (OEM) customers to cost-effectively improve the performance and reliability of their systems. By stacking industry-standard memory, our Stakpak solutions can deliver up to four times the memory capacity per memory module as compared to current-generation monolithic integrated circuits. Most of our memory stacking units contain stacked dynamic random access memory (DRAM) packages or NAND Flash memory (a type of nonvolatile memory) packages. Customers generally adopt our package stacking technologies for three primary reasons: (1) to achieve higher memory densities using more generally available (and often more cost-effective) lower-density parts, (2) to leverage DRAM component pricing and availability arbitrage often found between higher-density and lower-density parts and (3) to enable the optimum supply flexibility supporting memory ICs of various densities from various suppliers. Our advanced module technologies deliver better capacity, reliability, electrical and thermal performance compared to conventional module technologies. In addition to memory packages, our advanced module solutions include additional active and passive components as required by the overall solution, e.g., registers, buffers or controllers.

Our customers can license our technologies for their in-house stacking of memory units, outsource their manufacturing needs to us, buy memory units from one of our licensees, such as Samsung Electronics Co., Ltd. (Samsung), SMART Modular Technologies, Inc. (SMART), and Toshiba Corporation (Toshiba), or optimize their needs through a combination of these approaches.

On August 31, 2007, we acquired Southland Micro Systems, Inc. (Southland), a provider of memory products and services to OEMs since 1987. Southland’s headquarters and manufacturing facility is located in Irvine, California, with sales offices in San Jose, California and Boise, Idaho. Through this acquisition, we expect to increase the deployment of our IP to top-tier server OEMs and data center end customers.

Our Technologies

We design our memory solutions to be more easily accepted by system OEMs by utilizing industry-standard parts to cost-effectively provide next-generation memory capacity with better economics, form-factor characteristics and superior thermal management design features. Although our designs are capable of supporting all major types of commercially available packaged memory, including DRAM, Flash memory and static random access memory (SRAM), historically we have focused our development of Stakpak technologies on stacking DRAM chips in leaded TSOPs and in non-leaded BGA packages. In addition, we have focused our development of FlashStak technologies on stacking NAND Flash chips in TSOP packages. With the acquisition of Southland, we expanded our product offerings to include custom and JEDEC-standard modules: R-DIMMs, FB-DIMMs and SO-DIMMs.

Performance Stakpak®.    Our Performance Stakpak utilizes a patented copper interconnect technology that provides a structure and an electrical and thermal path for standard-packaged DRAM chips. The Performance Stakpak uses primarily TSOPs in two, three or four high stacked configurations. The interconnect system acts as a heat sink and heat spreader to reduce heat build-up by collecting the thermal energy and conducting it from the center of the stack to the sides, where it can be dissipated from the package. This design allows the Performance Stakpak to achieve superior heat dissipation and lower die temperatures than an unstacked TSOP.

High Performance Stakpak® and High Performance Stakpak II®.    Our High Performance Stakpak consists of non-leaded double-data-rate (DDR) DRAM packages connected by a proprietary interconnect system to maximize interconnection signal integrity. This design supports all JEDEC-compliant DDR2 DRAM packages. The High Performance Stakpak has the same BGA footprint as the original monolithic BGA packages, reducing the need for OEMs to redesign circuit boards for their stacked non-leaded memory products. In addition, our High Performance Stakpak features our patented controlled impedance interconnect system to support the signal integrity needs of the high-speed DDR2 interface. The High Performance Stakpak II is our second generation of High Performance Stakpak, which we designed to incorporate improvements in cost, manufacturability and support for a larger variety of DRAM memory devices, including devices operating at DDR2-800 speeds.

FlashStak®.    Our FlashStak technologies consist of a Flash memory stacking solution addressing the needs of high-capacity data storage devices, such as USB drives, portable MP3 players, memory cards and Flash-based solid state drives. Similar to the DRAM Stakpak products, FlashStak enables the highest-density data storage solution using lower-density commodity Flash TSOP devices. In many cases, FlashStak may be adopted in a consumer electronics device by simply replacing the existing Flash TSOP component with a stack of two components, thereby immediately achieving double capacity. FlashStak has the mechanical ruggedness and reliability of a single TSOP device while achieving a low profile dimension and attractive cost structure. Since it uses standard Flash memory parts, customers enjoy the benefits of our short product lead times, as well as the flexibility to use Flash devices from multiple suppliers. During 2006, we introduced our FlashStak X-2, which is a TSOP solution that doubles the density of a single-commodity NAND device in a single TSOP footprint for high-capacity applications in consumer electronics devices.

ArctiCore® Module Technologies.    ArctiCore modules are DIMMs targeted at servers, storage devices and laptops. We are exploring opportunities to extend the application of the ArctiCore technologies into consumer devices, medical equipment, military equipment and mobile devices. ArctiCore utilizes a double-sided, multi-layered flexible circuit folded around a rigid aluminum core to significantly increase the area available for mounting devices. Simultaneously, ArctiCore enhances thermal management, improves reliability and may offer a thinner overall profile compared to current standard FB-DIMMs. During 2006, we announced the availability of the first ArctiCore FB-DIMMs offering up to 8 GB capacity, as well as the first R-DIMMs utilizing 72 standard memory components.

Custom or JEDEC-Standard Modules.    With the acquisition of Southland, we expanded our business into custom and JEDEC-standard DRAM modules: R-DIMMs, FB-DIMMs and SO-DIMMs. The combination of our capabilities with Southland’s capabilities enables high-density, small-profile and thermally-enhanced memory modules that are not possible using conventional designs. In addition, we apply our electrical and mechanical technologies to develop custom memory sub-system solutions according to unique customer specifications.

Our solutions provide the following benefits:

Enable Leading Memory Densities Otherwise not Commercially Achievable within an IC Package.    Our memory solutions utilize readily available, lower-cost, current-generation memory chips to provide next-generation memory capacity. By doing so, we can produce densities higher than what is available within a chip package. In addition, we help to smooth the market transition to higher-capacity memory while production capacity for next-generation memory chips is being developed. Once next-generation chips become readily available at lower costs, they become candidates for us to deliver even greater memory capacity to OEMs.

Improve Cost and Availability.    Our memory solutions utilize readily available, lower-cost, current-generation memory chips to provide next-generation memory capacity. Our Stakpak technologies utilize widely available industry-standard components, enabling our memory stacks to fit on the same circuit board as monolithic packaged memory chips. Often times, stacking two lower density memory devices is more economical than using a higher density part. We combine our use of standard products with highly automated manufacturing and testing to deliver our memory devices with high production yields.

Minimize Form Factor.    By arranging multiple TSOPs or BGAs onto a single connection on a circuit board, our technologies enable a reduction in the number of memory module sockets and, consequently, the number of circuit boards required in a system. This approach allows OEMs to design smaller, lighter and less expensive systems.

Our Customers

Manufacturing Solutions

The vast majority of the solutions provided by us to date have been to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Inc., Hewlett-Packard (HP) and IBM. We also sell our solutions directly to OEMs. We have provided our Flash solutions to semiconductor manufacturers and memory solution manufacturers for inclusion in high-end consumer electronic devices.

We provide our stacking services indirectly to OEMs, via semiconductor, memory module and contract manufacturers, who in turn assemble our Stakpak products onto memory modules that they deliver to the OEMs. Our major semiconductor, memory module and contract manufacturing customers include HP, Micron Technology, Inc. (Micron), Samsung, SMART and Toshiba. Through our Southland acquisition, we provide memory modules directly to system OEMs and end customers.

For our manufacturing services customers, we typically receive the silicon on a consignment basis and provide a quick turnaround service. Under this business model, we avoid taking price risk on the memory devices. Some of our customers place non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders serve as forecasts for pricing, administrative and general scheduling purposes and are not binding orders. In some instances, purchase orders from customers are received no more than a day in advance or in the same shipment as the consigned DRAM chips that are supplied to us. We have no long-term purchase agreements with any of our customers.

Licensing Business

Through our flexible business model, our customers can license our proprietary technologies. To date, we have entered into license agreements with Qimonda A.G., Samsung, SMART, Southland (which we acquired in August 2007) and Toshiba. Under these license arrangements, Samsung and Qimonda are licensed to manufacture and sell memory modules containing stacked chips incorporating our leaded-package stacking technologies and intellectual property, SMART is licensed to manufacture and sell our ArctiCore technologies as well as our Performance, High Performance Stakpak and FlashStak products, Southland Micro Systems was licensed to manufacture and sell certain of our ArctiCore technologies, and Toshiba is licensed to manufacture and sell our NAND Flash-memory FlashStak technologies. We do not expect to receive royalties for several quarters from any new license agreements while the licensees implement our technology and set up necessary production lines.

Custom and JEDEC-Standard Memory Subsystem Business

We work with OEMs to understand their requirements and provide them with memory solutions that they then qualify and use within their systems. These memory solutions may be custom developed for a particular specification, or they may be JEDEC-standard module solutions leveraging our engineering, manufacturing, quality and supply-chain capabilities.

In 2007, Micron, SMART and Google, Inc. (Google) accounted for 34%, 19% and 10%, respectively, of our total revenue. We do not have long-term contracts with any of our manufacturing services customers. Sales of our memory products are made under short-term, cancelable purchase orders that are typically received and fulfilled in the same quarter. As a result, our ability to predict future sales in any given period is limited and subject to change based on demand for a specific OEM’s systems that incorporate our memory products and an OEM’s supply-chain decisions.

Our Sales and Marketing

Historically, our sales and marketing strategy has been primarily focused on targeting large OEMs, based on the assumption that ultimate control over the selection of stacking solutions, module assembly and memory components resides with the OEMs. We have a dedicated sales and marketing staff responsible for maintaining continual dialogue and forging close relationships with leading OEMs. Sales of stacked memory products utilizing our licensed stacking technologies also help us to increase the rate at which OEMs specify our stacked memory technologies within their systems.

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

Through the acquisition of Southland, we expanded the reach of our sales channels considerably within the United States. In addition, we have been adding sales capabilities internationally. We have third-party sales agencies in the local markets of China, Hong Kong, Japan, Korea, Sweden and Taiwan, and plan to take similar actions in other areas of the world to aid in our regional sales efforts.

Our Growth Strategy

Our vision is to be the leading provider of electronic subsystems to markets that are fast growing, with high-margin products and are driven by large OEM customers. We intend to build upon our leadership position by leveraging our technologies and flexible business model to continue to grow our business and expand our market opportunities, both internally and through acquisitions. The principal elements of our growth strategy include:

Expand our Memory Business.    We believe that the strength of our intellectual property position, our superior technologies and our focused expertise uniquely position us to benefit from both the growth in the high-capacity DRAM and Flash markets and the inclusion of stacked memory and advanced memory module solutions within those markets. As monolithic DRAM capacity increases from 512 Mbit to one Gbit, two Gbits and beyond, we plan to apply our technologies to enable semiconductor memory manufacturers to smoothly transition from one generation to the next and to allow OEMs to more quickly bring to market systems with enhanced performance capabilities. We intend to continually identify ways to penetrate fast-growing markets for high-capacity memory for DRAM and Flash. We also intend to develop memory solutions that address our customers’ particular requirements. In addition, we plan to expand our offerings of custom as well as JEDEC-standard memory modules into new customers and applications.

Extend Technological Leadership into New Markets.    We believe that our large patent and intellectual property portfolio position us as a leader in the development of intellectual property for memory solutions. We have introduced key innovations, such as FlashStak for consumer applications. We have also introduced key innovations unrelated to stacking DRAM, such as our ArctiCore technologies. We intend to continue to leverage our expertise and strong intellectual property position into markets where our technologies may have a significant impact. In addition, we are exploring other product opportunities involving memory and storage. We believe that these technologies will have applications across a broad spectrum of complementary markets for products with high processing needs and form-factor constraints. We intend to allocate increased resources to research and development to pursue these and other market opportunities.

Leverage Strategic Relationships.    To grow our business, we will continue to cultivate strong relationships with leading OEMs, data center customers, memory suppliers and channel partners. We intend to continue to collaborate with leading OEMs and memory manufacturers to design more effective high-capacity memory solutions than are currently available. We intend to continue working with channel partners and third-party manufacturers to make our memory solutions widely available to OEM customers. As we expand and diversify our solutions, we intend to establish new, complementary customer and partner relationships beyond our traditional server, networking and storage markets.

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

In order to manufacture our solutions, we require raw materials and components such as DRAM, NAND Flash, flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. While we generally have multiple sources of supply of these materials, we typically procure them from limited sources to take advantage of volume pricing discounts.

We do not have extended agreements with supply-chain partners but instead they sell to us from time to time through purchase orders.

Our Manufacturing

We believe that our ability to deliver memory stacking and module technologies in high volume and with short turnaround times distinguishes us from other similar service providers. Our sophisticated manufacturing processes combine proprietary assembly equipment with standard, back-end automation in state-of-the-art manufacturing facilities. Since we began manufacturing our products, we have been increasing the degree of automation, overall efficiency and production yields of our manufacturing processes.

Historically, we manufactured all of our stacked memory products in our facility in Austin, Texas. In November 2002, we purchased a 45,000 square foot manufacturing facility in Reynosa, Mexico. We completed the transition of all of our high-volume manufacturing to our Mexico facility during 2006. For the year ended December 31, 2007, we manufactured virtually all of our Stakpak memory products at this facility.

On August 31, 2007, pursuant to our acquisition of Southland, we added 20,000 square feet of leased manufacturing space in Irvine, California, where we manufacture memory modules.

We have a formal quality assurance organization in place with a strategic focus on applying process improvements to achieve overall factory quality targets. We have been ISO certified to the ISO9001:2000 standard since 2001, as assessed by Bureau Veritas Quality International (N.A.) Inc. Southland is also ISO certified to the ISO9001:2000 standard.

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

We believe that to be competitive and to grow, we must increase our investment in research and development, with a continued focus both on designing advanced technologies and improving our manufacturing processes, quality and industrial engineering and automation. Our research and development efforts are in advancing thermal, mechanical, material and electrical designs for the Stakpak technologies, as well as for memory modules and other forms of storage sub-system products. We are also improving our manufacturing and industrial processes and engineering efforts. Through close integration of the product development and process automation initiatives, we seek to bring together advanced product designs with process efficiencies to reduce our time to market for new technologies, reduce product cost and increase our overall production.

Research and development expense for the years ended December 31, 2007, 2006 and 2005 was $5.7 million, $8.2 million and $5.8 million, respectively.

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

As of January 31, 2008, we had 106 issued patents and 113 pending patent applications. The patents primarily relate to our stacking solutions and help us protect our market position. These patents expire from time to time over the next 15 years. We continue to actively pursue filing patent applications to cover our intellectual property advancements, and we may be required to spend significant resources to monitor and protect our intellectual property rights.

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

We have many competitors that have developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Most of the major OEMs and DRAM suppliers currently are using planar solutions, and we expect them to continue to utilize planar solutions in legacy DDR and DDR-2 technologies, as well as in next-generation DDR-3 technologies with the migration to smaller footprint packages.

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

Most of our customers, including HP, Micron, Samsung and SMART, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also sell bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our Employees

As of February 29, 2008, we had 416 full-time employees.

By region, 144 and 272 of our employees are located in the United States and in Mexico, respectively. As of February 29, 2008, 71% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. We are not party to any collective bargaining agreements with any of our employees in the United States. We have never had a work stoppage, and we believe our relations with our employees are good.

Available Information

We maintain a web site at www.entorian.com, which makes available free of charge our filings with the SEC. Our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available through the Investor Relations page of our web site as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 75% of our total revenue in 2007, 89% of our total revenue in 2006, and 86% of our total revenue in 2005. In particular, Micron and SMART accounted for 34%, and 19%, respectively, of our total revenue in 2007. Most of the markets for our current services and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

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

To date, we have derived nearly all of our revenue from sales or licenses of our Stakpak and memory module solutions, and we expect these solutions to continue to account for a large portion of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, financial condition and results of operations could be adversely affected by:

•	any decline in demand for our Stakpak or memory module solutions;

•	failure of our services and technologies to achieve continued market acceptance;

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

As part of our growth and product diversification strategy, we will evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. For example, we acquired, a provider of memory products and services for leading OEMs, on August 31, 2007. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

•	difficulties in integrating the operations, systems, technologies or products of the acquired companies;

•	the risk of diverting management’s time and attention from the normal daily operations of the business;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	the potential need to amortize intangible assets.

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

We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic relationships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake future acquisitions. Future acquisitions may also require us to incur debt or issue equity securities that may result in dilution of existing stockholders. Potential future acquisitions also involve numerous risks, including, among others:

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

Our ability to fulfill customer orders is dependent on a sufficient supply of memory chips to which we apply our manufacturing services. Historically, our customers have shipped on consignment their memory chips to be stacked, which we stack and then return to them. We have no memory supply contracts under which we are currently operating. In acquiring memory chips, supply options are very limited because of the small number of memory manufacturers. Our dependence on our customers’ provision of memory chips to us on a just-in-time basis, rather than through guaranteed supply contracts, subjects our business to risks associated with unforeseen disruptions in the industry availability of memory chips. In the past, there have been shortages of DRAM chips available in the market. These shortages negatively impacted our ability to fulfill customer orders, which resulted in a decrease in shipments in these quarters. Any future shortage could result in a similar decrease in shipments, which would adversely impact our financial condition and results of operations.

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

We are continuously modifying our manufacturing processes in an effort to maintain satisfactory manufacturing yields and product performance, lower our costs and reduce the time it takes to design products based on our technologies. In addition, new manufacturing processes are required as we ramp high-volume production of new technologies. We face increased risks with these new processes and we incur significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could impact our gross margins. We expect to experience manufacturing delays and inefficiencies as we develop or refine new manufacturing technologies and methods, implement them in volume production and qualify them with customers, which could cause our operating results to decline. As we manufacture more complex products, such as ArctiCore and future products, the risk of encountering delays or difficulties increases.

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

We have not historically recorded a bad debt allowance or established reserves for our accounts receivable because we have not had significant credit losses or other collections issues during the periods for which financial information is presented. As a result of our acquisition of Southland in 2007, we now have an immaterial bad debt allowance. Although we do not believe that we will incur any material credit losses in the foreseeable future, if we were to do so, our financial condition and results of operations could be harmed.

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

In order to manufacture our solutions, we require raw materials and components such as, but not limited to, DRAM, flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. We typically procure these materials from limited sources to take advantage of volume pricing discounts. Shortages in these materials may occur from time to time, and have occurred in the past with respect to the supply of flex circuit relating to our

ArctiCore product line. In addition to shortages, we could experience quality problems with these materials, which could result in returning them to our suppliers. These shortages and returns could extend the turnaround times of our manufacturing services. If our supply of materials is interrupted for any reason, or our manufacturing turnaround times are extended, our financial condition and results of operations could be adversely affected.

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of December 31, 2007, 239, or 75%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

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

As of December 31, 2007, the remaining residual value of the customer relationship intangible asset associated with this contract was $0.6 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of December 31, 2007, no impairment had been recorded.

The consumer electronics market is a highly competitive and volatile market and if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

One of our areas of focus is the consumer electronics market, particularly the consumer Flash market. We believe our package-stacking technologies and manufacturing processes are directly applicable to Flash memory market, but we are a recent entrant to this market, and many of the memory suppliers and memory module makers are increasingly focusing on the consumer Flash memory market. Further, the consumer market is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, dynamic customer demand patterns, seasonal revenue trends and a large number of competitors. In addition, the consumer market can be much more volatile than other segments of the memory market. To be successful, we will need to continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; our ability to manage the risks associated with product transitions and production ramp issues; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. The gross margins in the consumer business are also lower than the other markets on which we are focused, which may adversely affect our financial performance and could lead to a decreased valuation of the Company. As a result, we cannot determine in advance the ultimate effect that new products will have on our sales, licensing or results of operations, and, as a result, if we are not successful in this or other new markets, our business, financial condition and results of operations could be adversely affected.

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

We have been in the process of obtaining adoption of our ArctiCore technologies as a standard in the electronics industry by the JEDEC Solid State Technology Association (JEDEC). JEDEC policies and procedures require that member companies disclose any intellectual property they own and of which they are aware that may infringe a proposed standard. Kentron Technologies, Inc. (Kentron) and Chris Karabatsos, a principal of Kentron, have stated that they believe our ArctiCore technologies infringe on a pending patent application they have filed with the United Stated Patent and Trademark Office, which has not been publicly disclosed, but they have refused to disclose a complete copy of this patent application to either JEDEC or to us. Their allegations cannot be evaluated without disclosure of their pending patent application. Certain members of JEDEC have expressed concern regarding these allegations, which has resulted in a delay of the standardization of our ArctiCore technologies by JEDEC. In response to their actions, we initiated legal action against Kentron and the principal, which is more fully described in Part I, Item 3—Legal Proceedings.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States as a percentage of our total revenue was 18% in 2007, 22% in 2006, and 37% in 2005. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

If industry or securities analysts do not continue to publish reports or research about our business, our stock price and trading volume could be adversely impacted.

The trading market for our common stock depends on the research and reports that industry and securities analysts publish about us and our business. We do not have any control over these analysts. In addition, we have less analyst coverage than we had in the past. If an analyst who covers us downgrades our stock, our stock price would likely decline. If an analyst ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to be adversely impacted.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal executive offices are located at 8900 Shoal Creek Boulevard, Suite 125, Austin, Texas 78757. The facility consists of approximately 46,000 square feet of office space under lease through 2010. It houses virtually all executive, administrative and research functions and staff.

In January 2003, we commenced manufacturing operations at our new facility in Reynosa, Mexico. This facility consists of approximately 45,000 square feet, which we own. During the year ended December 31, 2007, we manufactured virtually all of our Stakpak memory products at this facility.

On August 31, 2007, pursuant to our acquisition of Southland, we leased an additional 33,000 square feet, consisting of approximately 20,000 square feet of manufacturing and warehouse area from two current Entorian employees (former Southland principals). We manufacture memory modules at this facility.

We continue to evaluate our future real estate needs based on the current industry environment and our business requirements. We believe that these facilities are suitable and adequate to meet our current operating needs.

ITEM 3.	LEGAL PROCEEDINGS

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On March 8, 2007, we filed an action in the U.S. District Court for the District of Massachusetts, Boston Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore technologies that we proposed to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constituted unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by Staktek, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. We are in the discovery phase of this litigation and expect a trial date in early 2009. While we intend to vigorously prosecute these claims, as well as vigorously defend against the defendants’ counterclaim, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking.

As of December 31, 2007, we were not involved in any other material legal proceedings.

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

Market Information

Our common stock has been quoted on the NASDAQ National Market since February 6, 2004 under the symbol ENTN. As of March 3, 2008, there were 85 holders of record of our common stock.

The following tables sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
2006:
Quarter Ended March 31	$7.80	$5.40
Quarter Ended June 30	$6.85	$4.72
Quarter Ended September 30	$6.58	$4.58
Quarter Ended December 31	$6.19	$5.10
2007:
Quarter Ended March 31	$5.49	$3.21
Quarter Ended June 30	$4.15	$2.50
Quarter Ended September 30	$4.10	$2.70
Quarter Ended December 31	$3.70	$1.75

Dividends

We have not declared or paid cash dividends on our common stock. We expect to retain all available funds and any future earnings for use in the operation and development of our business.

At December 31, 2007 and 2006 we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

Equity Compensation Plan Information

We currently maintain two equity compensation plans: the 2003 Stock Option Plan, providing for the issuance of common stock to our employees, directors and consultants and the 2006 Equity-Based Compensation Plan, providing for the issuance of restricted stock, restricted stock units, stock appreciation rights, bonus stock and other types of equity to our employees, directors and consultants. The following table provides information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2003 Stock Option Plan, upon the issuance of restricted stock units pursuant to the 2006 Equity-Based Compensation Plan, and the shares of stock issued pursuant to the 2005 Employee Stock Purchase Plan, which we terminated in 2007, in each case as of December 31, 2007.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	5,839,255	$3.31	729,111
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	5,839,255	$3.31	729,111

(1)	Excludes RSUs.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our common stock during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October	115,593	$3.49	115,593	Approx. $	7.4 million
November	41,037	$2.81	41,037	Approx. $	7.3 million
December	117,824	$2.03	117,824	Approx. $	7.0 million

Total	274,454	$2.76	274,454

(1)	On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in connection with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations for the years ended December 31, 2005, 2006, and 2007 and the consolidated balance sheet data as of December 31, 2006 and December 31, 2007 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations for the year ended December 31, 2004, the period from January 1, 2003 to August 20, 2003 and the period from inception to December 31, 2003, and the consolidated balance sheet data as of December 31, 2003, December 31, 2004, and December 31, 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Entorian Technologies Inc.					Predecessor Company Period from Jan. 1, 2003 to Aug. 20, 2003
	Year Ended December 31,				Period from Inception to Dec. 31, 2003
(in thousands, except per share data)	2007	2006	2005	2004
Consolidated Statement of Operations:
Total revenue	$40,870	$55,556	$52,526	$73,626	$27,222	$44,133
Gross profit	$7,543	$20,686	$11,771	$31,136	$10,940	$24,300
Income (loss) from operations	$(43,056)	$(3,565)	$(12,277)	$13,911	$(1,255)	$16,257
Net income (loss)	$(39,987)	$(454)	$(7,477)	$7,806	$(5,274)	$9,476
Preferred stock dividends	—	—	—	(266)	(872)	—

Income (loss) available to common stockholders	$(39,987)	$(454)	$(7,477)	$7,540	$(6,146)	$9,476

Earnings (loss) per share:
Basic	$(0.85)	$(0.01)	$(0.15)	$0.16	$(0.17)	$5.16

Diluted	$(0.85)	$(0.01)	$(0.15)	$0.15	$(0.17)	$4.86

Shares used in computing earnings (loss) per share:
Basic	47,156	48,080	48,579	47,234	36,647	1,836
Diluted	47,156	48,080	48,579	50,996	36,647	1,949

	Entorian Technologies Inc.
	As of December 31,
(in thousands)	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,013	$40,797	$38,011	$39,984	$31,165
Working capital	$66,335	$84,530	$79,515	$82,011	$25,404
Total assets	$99,413	$135,191	$138,349	$155,471	$137,542
Capitalized lease obligations, less current maturities	$54	$75	$—	$—	$51
Long-term debt, less current portion	$—	$—	$—	$—	$65,125
Redeemable preferred stock	$—	$—	$—	$—	$30,372
Total stockholders’ equity	$91,269	$130,028	$131,284	$141,807	$315

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the audited consolidated condensed financial statements and notes included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our products to a limited number of customers and with a limited number of key technologies; deriving a material portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies and methods; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations; our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property position will allow us to continue to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business and will allow us to compete favorably against our competition; our intent to vigorously protect our intellectual property; our intent to grow our business through business combinations or other acquisitions; our intent to expand our research and development activities; our belief that our future success will depend upon our ability to attract and retain personnel; our belief regarding increasing our investment in research and development; our expectation regarding increasing the opportunity to deploy our IP to top-tier server OEMs and data center end customers through our Southland acquisition; and our intent to exploit our intellectual properties and capability to establish market leadership in new technologies; our intent to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Overview

We are a provider of advanced electronic systems and sub-systems for enterprise, consumer and other high-growth markets. As of December 31, 2007, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to continue to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual property and capabilities to establish market leadership in new technologies.

On August 31, 2007, we acquired Southland, a provider of memory products and services to OEMs since 1987. Southland’s headquarters and manufacturing facility is located in Irvine, California, with sales offices in San Jose, California and Boise, Idaho. Through this acquisition, we expect to increase the opportunity to deploy IP to top-tier server OEMs and data center end customers.

Results of Operations

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product	84.4%	77.6%	64.0%
License	15.6	22.4	36.0

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	69.1	50.9	53.0
Amortization and impairment of acquisition intangibles	12.4	11.9	24.6

Total cost of revenue	81.5	62.8	77.6

Gross profit	18.5	37.2	22.4
Operating expenses:
Selling, general and administrative	39.1	26.6	31.1
Research and development	13.8	14.8	10.9
Restructuring	0.8	0.7	1.9
Goodwill impairment	68.3	—	—
Amortization of acquisition intangibles	1.8	1.5	1.9

Total operating expenses	123.8	43.6	45.8

Loss from operations	(105.3)	(6.4)	(23.4)
Other income, net	7.5	5.4	3.3

Loss before income taxes	(97.8)	(1.0)	(20.1)
Provision (benefit) for income taxes	0.0	(0.2)	(5.9)

Net loss	(97.8)%	(0.8)%	(14.2)%

Total Revenue

Total revenue for the year ended December 31, 2007 was $40.9 million, compared to revenue of $55.6 million and $52.5 million for the years ended December 31, 2006 and 2005, respectively. Product revenue in 2007 was $34.5 million, compared to $43.1 million and $33.6 million for 2006 and 2005, respectively. License revenue in 2007 was $6.4 million, compared to $12.5 million and $18.9 million for 2006 and 2005, respectively.

Our decrease in product revenue during 2007, compared to 2006, was primarily due to a decrease in both leaded-package and BGA stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded packages. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. In addition, the price differential between 512 Mbit devices and 1 Gbit devices declined during 2007, temporarily reducing a key value proposition associated with stacking the 512 Mbit packages. These declines have been partially offset by an increase in Flash-based stacks and by $6.7 million in revenue from our Southland acquisition for the last four months of 2007.

License revenue decreased $6.1 million during 2007, compared with 2006, which was mainly the result of decreased royalties from Samsung. The Samsung license is for our leaded-package technologies, which are being replaced over time by BGA technologies.

Product revenue increased during 2006, compared to 2005, primarily due to an increase in demand for our High Performance Stakpak. Revenue increased as the demand for this package type increased in the server market.

License revenue decreased $6.4 million during 2006, compared with 2005, due primarily to decreased royalty revenue from Samsung.

The following tables summarize sales to customers that represented 10% or more of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Micron	34%	18%	21%
SMART	19%	13%	11%
Google	10%	*	*
Samsung	*	20%	32%
HP	*	20%	17%
Netlist	*	18%	*
* Amount does not equal or exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our accounts receivable at the dates indicated:

	December 31,
	2007	2006
Google	30%	*
SMART	18%	18%
Micron	16%	36%
HP	*	23%
Netlist	*	11%

*	Amount does not exceed 10% for the indicated period.

Gross Profit

Gross profit for the year ended December 31, 2007 was $7.5 million, or 18.5% of total revenue. This amount represents a decrease of $13.2 million, compared to gross profit of $20.7 million, or 37.2% of total revenue, for the year ended December 31, 2006. The reduction in our gross profit as a percentage of total revenue during 2007, compared to 2006, was primarily due to lower gross margin on our product business resulting from fixed costs being spread over fewer units. Additionally, license revenue, for which there was no corresponding impact on our cost of revenue, declined by $6.1 million. The acquisition of Southland further contributed to the decline in gross margin as a percentage of total revenue due to higher material costs associated with the sale of memory modules relative to memory stacking.

Gross profit for the year ended December 31, 2006 was $20.7 million, or 37.2% of total revenue. This amount represents an increase of $8.9 million, compared to gross profit of $11.8 million, or 22.4% of total revenue, for the year ended December 31, 2005. The increase in our gross profit for 2006 was primarily the result of a $6.3 million net decrease in the amortization of acquisition intangibles and the stock-based compensation expense allocated to cost of revenue. Gross profit as a percentage of total revenue was reduced by 13.0 percentage points during 2006 due to the amortization of acquisition intangibles and stock-based compensation expense allocated to cost of revenue, compared with a 25.7 percentage point impact of these items in overall gross profit during 2005. Additionally, while license revenue, for which there was not any corresponding impact on our cost of revenue, declined by $6.4 million, product revenue increased by $9.5 million while the costs associated with product revenue increased by $0.5 million. The combination of these factors resulted in a $2.6 million increase in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2007 was $16.0 million, or 39.1% of total revenue. This amount reflected an increase of $1.2 million, or 8.1%, compared to selling, general and administrative expense of $14.8 million, or 26.6% of total revenue, for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, selling, general and administrative expense included stock-based compensation expense of $4.7 million and $4.6 million, respectively. The increase in selling, general and administrative expense during 2007, relative to 2006, was primarily due to increased personnel-related costs in connection with our acquisition of Southland.

Selling, general and administrative expense for the year ended December 31, 2006 was $14.8 million, or 26.6% of total revenue. This amount reflected a decrease of $1.5 million, or 9.2%, compared to selling, general and administrative expense of $16.3 million, or 31.1% of total revenue, for the year ended December 31, 2005. For the year ended December 31, 2006 and 2005, selling, general and administrative expense included stock-based compensation expense of $4.6 million and $6.2 million, respectively. The reduction in selling, general and administrative expense during 2006 relative to 2005 was primarily due to a decrease in stock-based compensation expense of $1.6 million and a reduction in directors’ and officers’ insurance costs of $0.7 million, partially offset by an increase in personnel costs of $0.9 million.

Research and Development

Research and development expense for the year ended December 31, 2007 was $5.7 million, or 13.8% of total revenue, which reflected a decrease of $2.5 million, or 30.5%, compared with research and development expense of $8.2 million, or 14.8% of total revenue for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, research and development expense included stock-based compensation expense of approximately $0.8 million and $1.0 million, respectively. The decrease in research and development expense during 2007, compared to 2006, mainly resulted from reductions in personnel-related costs. We intend to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies.

Research and development expense for the year ended December 31, 2006 was $8.2 million, or 14.8% of total revenue, which reflected an increase of $2.4 million, or 41.4%, compared with research and development expense of $5.8 million, or 10.9% of total revenue for the year ended December 31, 2005. For the years ended December 31, 2006 and 2005, research and development expense included stock-based compensation expense of approximately $1.0 million and $0.4 million, respectively. The increase in costs for the year resulted from expenditures associated with the development of our non-leaded technologies, ArctiCore as well as other new product initiatives, and recording stock-based compensation of $1.0 million.

Restructuring Expense

During the year ended December 31, 2007, we recorded restructuring expense of $0.3 million as a result of changing our long-term focus.

During the year ended December 31, 2006, we recorded $0.4 million as a result of the continuing transfer of manufacturing from Austin, Texas to Reynosa, Mexico and a realignment of our organizational structure.

Goodwill Impairment

Based on our annual assessment on October 1, 2007, we determined that no impairment of goodwill existed. The decline in our market capitalization during the fourth quarter of 2007 was an indicator of potential goodwill impairment, and because of this decline we undertook an assessment on December 31, 2007 to determine the fair value of our business associated with the goodwill. As a result of that review, we have recorded a non-cash charge of $27.9 million for the write-down of the goodwill related to our stacking business that Austin Ventures acquired in August 2003. The impairment charge reflects the changing business prospects for our stacking business, declining utilization of our processes by licensees and declining demand for our products.

Critical estimates made in determining the fair value of our stacking business included expected future cash flows from licensing agreements and product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Amortization and Impairment of Acquisition Intangibles

During the year ended December 31, 2007, we amortized $5.8 million of intangible assets resulting from the Staktek and Southland acquisitions, with $5.1 million allocated to cost of revenue and $0.7 million to operating expenses. In 2008, we expect to incur amortization expense of $2.7 million, with $1.8 million allocated to cost of revenue and $0.9 million to operating expenses.

As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.7 million, which is included in Amortization and impairment of acquisition intangibles in cost of revenue. As of March 31, 2007, we also determined that the trademark intangible asset had an estimated remaining useful life of four years. During the second quarter of 2007, we began amortizing the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period.

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

The acquisition intangibles were originally valued using various discounted cash flow methodologies. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline.

Interest and Other Income (Expense)

Interest and other income, net, for the years ended December 31, 2007 and 2006, was $3.1 million and $3.0 million, respectively. The increase in interest and other income, net was mainly due to the cash received during 2007 as a result of recycling scrapped material.

Interest and other income, net, for the year ended December 31, 2006, was $3.0 million, as compared to interest and other income, net of $1.7 million for the year ended December 31, 2005. The increase in interest and other income, net, for 2006 versus 2005 was mainly due to an improved rate of return on investments.

Benefit for Income Taxes

We recorded an income tax benefit of $10,000 and $0.1 million in the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, our effective tax rate was 0.0% and 22.3%, respectively. Management has determined that it is not more likely than not that we will realize the benefit of our net deferred tax asset. As a result, we recorded a valuation allowance in 2007 of approximately $5.1 million against our net deferred tax assets.

We recorded an income tax benefit of $0.1 million and $3.1 million in the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, our effective tax rate was 22.3% and 29.1%, respectively.

During 2007, the effective tax rate differed from the federal statutory rate of 35% due primarily to recording the impairment of goodwill and the $5.1 million valuation allowance. During 2006 and 2005, the effective tax rate differed from the federal statutory rate of 35%, due primarily to the impact of certain stock-based compensation expenses that were not tax deductible, in addition to other permanent items, including tax-exempt interest income.

Quarterly Results of Operations

The following table presents unaudited results of operations for each of the quarters in the years ended December 31, 2007 and 2006. You should read the following table in connection with the consolidated financial statements and related notes contained in Item 8 in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
(in thousands, except per share data)	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
Revenue:
Product	$11,088	$8,756	$7,464	$7,182	$11,087	$11,271	$11,094	$9,632
License	1,923	2,185	775	1,496	2,869	3,430	3,325	2,848

Total revenue	$13,011	$10,941	$8,239	$8,678	$13,956	$14,701	$14,419	$12,480
Gross profit	$1,706	$3,299	$1,407	$1,130	$4,531	$6,117	$5,718	$4,320
Net income (loss)	$(31,686)	$(1,257)	$(4,108)	$(2,936)	$(796)	$600	$592	$(850)
Earnings (loss) per share:
Basic	$(0.68)	$(0.03)	$(0.09)	$(0.06)	$(0.02)	$0.01	$0.01	$(0.02)
Diluted	$(0.68)	$(0.03)	$(0.09)	$(0.06)	$(0.02)	$0.01	$0.01	$(0.02)
Shares used in computing earnings (loss) per share:
Basic	46,810	46,997	47,380	47,377	47,780	48,187	48,303	48,053
Diluted	46,810	46,997	47,380	47,377	47,780	49,682	49,894	48,053

The following table presents our historical results for the periods indicated as a percentage of total revenue:

	Three Months Ended
	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006
Revenue:
Product	85.2%	80.0%	90.6%	82.8%	79.4%	76.7%	76.9%	77.2%
License	14.8%	20.0%	9.4%	17.2%	20.6%	23.3%	23.1%	22.8%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	13.1%	30.2%	17.1%	13.0%	32.5%	41.6%	39.7%	34.6%
Net income (loss)	(243.5)%	(11.5)%	(49.9)%	(33.8)%	(5.7)%	4.1%	4.1%	(6.8)%

Liquidity and Capital Resources

Our contractual obligations at December 31, 2007 for the next five years are summarized as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$2,531	$874	$1,651	$6	$–
Capital leases	139	44	88	7	–

Total	$2,670	$918	$1,739	$13	$–

Operating lease obligations above included rent commitments at December 31, 2007 for our corporate office and research and production facility located in Austin, Texas. In addition, on September 1, 2007, we entered into a lease agreement with an entity owned by two current Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. The capital lease commitment at December 31, 2007 was for office equipment.

We believe that our cash and cash equivalents and future cash flows from operations will be sufficient to fund these obligations.

As of December 31, 2007, we had no material future sales commitments to any of our customers.

As of December 31, 2007, we had working capital of $66.3 million, including $61.9 million of cash, cash equivalents and investments, compared to working capital of $84.5 million, including $79.7 million of cash, cash equivalents and investments as of December 31, 2006. The decline in our working capital was primarily due to $20.9 million of cash used in the Southland acquisition, net of cash acquired.

As of December 31, 2006, we had working capital of $84.5 million, including $79.7 million of cash, cash equivalents and investments, compared to working capital of $79.5 million, including $73.7 million of cash, cash equivalents and investments as of December 31, 2005.

Net cash provided by operating activities was $8.9 million for the year ended December 31, 2007, and resulted primarily from our net loss adjusted by non-cash expenses including the goodwill impairment of $27.9 million and the change in accounts receivable and inventories. Net cash provided by operating activities was $14.7 million for the year ended December 31, 2006, and resulted primarily from net loss adjusted by non-cash expenses and the change in income taxes receivable/payable partially offset by the change in inventories. Net cash provided by operating activities during 2005 was $12.0 million and resulted primarily from net income adjusted by non-cash expenses, partially offset by the change in deferred income taxes and income taxes receivable. The net impact of the 2007 Southland acquisition is accounted for under investing activities. See Note 3, Southland Acquisition, of the Notes to the Consolidated Financial Statements included elsewhere in this report for a detail of the balances acquired.

Net cash used in investing activities was $11.0 million for the year ended December 31, 2007, compared to $5.0 million for 2006. Investing activities during 2007 consisted primarily of the purchase of investment securities of $37.9 million and the acquisition of Southland, net of cash acquired of $20.9 million, partially offset by sales of investment securities of $48.7 million. Net cash used in investing activities was $5.0 million for the year ended December 31, 2006, compared to $3.5 million for 2005. Investing activities during 2006 consisted primarily of the purchase of investment securities of $42.0 million and additions to property, plant and equipment of $1.5 million, partially offset by sales of investment securities of $38.7 million. Investing activities during 2005 consisted primarily of the purchase of investment securities of $93.5 million and additions to property, plant and equipment of $4.4 million, partially offset by sales of investment securities of $95.1 million.

Net cash used in financing activities during the year ended December 31, 2007 was $4.6 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $4.9 million. Net cash used in financing activities during the year ended December 31, 2006 was $6.9 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $8.1 million, partially offset by the proceeds of $0.9 million received from the issuance of our common stock under our employee stock plans. Net cash used in financing activities during the year ended December 31, 2005 was $10.4 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $10.7 million.

On July 25, 2007, we amended our unsecured revolving credit agreement with Guaranty Bank (the Lender), under which we may borrow up to $20 million at any given time through June 23, 2008 (the Credit Agreement). The Credit Agreement is guaranteed by Entorian Technologies L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (LIBOR) plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender.

We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of December 31, 2007, we had on deposit this required amount and had not borrowed under this agreement. The Credit Agreement contains customary covenants that preclude us, among other things, from making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, acquiring another company or entity for which we would pay more than $30 million, or incurring indebtedness in excess of $10 million with a third party outside the scope of the Credit Agreement. The Credit Agreement contains financial covenants requiring that our tangible net worth must be at least $70 million and our unencumbered liquid assets must be at least $50 million. We must certify our compliance with these covenants while any advances remain outstanding under this agreement.

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

We recognize initial license fees when (1) we enter into a legally binding arrangement with a customer for the license, (2) we deliver the products, (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is reasonably assured. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in product revenue. In instances where we provide training or other assistance that is considered inconsequential to the license agreement, the estimated fair value of the services is recognized in connection with the initial license fee and is included in license revenue.

Royalty revenue from our license agreements is recognized in the quarter in which our licensees report royalties to us. Certain licensees do not provide us with forward estimates or current-quarter information concerning their shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which these licensees actually ship products using our technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is reasonably assured.

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

As of December 31, 2007, goodwill is our only intangible asset that is not amortized. We evaluate goodwill annually for impairment as of October 1 and periodically when indicators of impairment exist. The goodwill impairment test requires judgment regarding the determination of fair value of the reporting unit, which we determined to be our company as a whole, and the determination of fair value of our assets and liabilities. We periodically assess our goodwill for indications of impairment on a reporting unit level. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

Based on our annual assessment on October 1, 2007, we determined that no impairment of goodwill existed. The decline in our market capitalization during the fourth quarter of 2007 was an indicator of potential goodwill impairment, and because of this decline we undertook a review to determine the fair value of our business associated with the goodwill. As a result of that review, we have recorded a non-cash charge of $27.9 million for the write-down of the goodwill related to our stacking business that Austin Ventures acquired in August 2003.

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

Stock-Based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)) using the modified prospective transition method and, therefore, we did not restate prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest. Prior to SFAS 123(R) adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", (SFAS 141R). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

Subsequent Events

Effective February 27, 2008, the Company changed its name from Staktek Holdings, Inc. to Entorian Technologies Inc. In connection with the change in corporate name, effective February 28, 2008, the ticker symbol for the Company’s common stock changed to ‘ENTN.’

The change in the Company’s name to Entorian Technologies Inc. was effected by means of a merger pursuant to Section 253 of the Delaware General Corporation Law, of a wholly owned subsidiary of the Company (formed solely for the purpose of implementing the name change) with and into the Company, with the Company continuing as the surviving company. In connection with the merger, Article I of the Company’s Amended and Restated Certificate of Incorporation was amended at the effective time of the merger to reflect the new corporate name, and the Company’s By-Laws were amended to replace all references to “Staktek Holdings, Inc.” with “Entorian Technologies Inc.”

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

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of December 31, 2007, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At December 31, 2007, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are our audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Entorian Technologies Inc.

We have audited the accompanying consolidated balance sheets of Entorian Technologies Inc., formerly Staktek Holdings, Inc., (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entorian Technologies Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

Austin, Texas

March 13, 2008

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$34,013	$40,797
Investments	27,912	38,874
Accounts receivable	5,681	5,479
Inventories	2,921	2,355
Prepaid expenses	633	638
Income tax recoverable	1,969	—
Deferred tax asset	143	341
Other current assets	916	878

Total current assets	74,188	89,362
Property, plant and equipment, net	9,212	6,766
Deferred tax assets	—	932
Goodwill	4,953	28,081
Other intangible assets, net	10,826	9,903
Other assets	234	147

Total assets	$99,413	$135,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,348	$1,228
Accrued compensation	1,428	2,159
Accrued liabilities	3,056	1,083
Income taxes payable	—	343
Current maturities of capitalized lease obligations	21	19

Total current liabilities	7,853	4,832
Capitalized lease obligations, less current maturities	54	75
Other accrued liabilities	199	256
Deferred tax liabilities	38	—
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and 2006; 52,876,038 shares and 52,513,671 shares issued at December 31, 2007 and 2006, respectively	52	52
Additional paid-in capital	163,298	157,193
Treasury stock, at cost; 6,172,650 shares and 4,819,703 shares at December 31, 2007 and 2006, respectively	(25,601)	(20,676)
Accumulated other comprehensive income (loss)	44	(4)
Accumulated deficit	(46,524)	(6,537)

Total stockholders’ equity	91,269	130,028

Total liabilities and stockholders’ equity	$99,413	$135,191

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product	$34,490	$43,084	$33,641
License	6,380	12,472	18,885

Total revenue	40,870	55,556	52,526
Cost of revenue:
Product (1)	28,250	28,247	27,817
Amortization and impairment of acquisition intangibles	5,077	6,623	12,938

Total cost of revenue	33,327	34,870	40,755

Gross profit	7,543	20,686	11,771
Operating expenses:
Selling, general and administrative (1)	15,980	14,805	16,302
Research and development (1)	5,654	8,238	5,751
Restructuring	332	391	982
Goodwill impairment	27,903	—	—
Amortization of acquisition intangibles	730	817	1,013

Total operating expenses	50,599	24,251	24,048

Loss from operations	(43,056)	(3,565)	(12,277)
Other income (expense):
Interest income	3,051	3,077	1,816
Interest expense	(17)	(19)	(7)
Other, net	25	(77)	(83)

Total other income, net	3,059	2,981	1,726

Loss before income taxes	(39,997)	(584)	(10,551)
Benefit for income taxes	(10)	(130)	(3,074)

Net loss	$(39,987)	$(454)	$(7,477)

Loss per share:
Basic	$(0.85)	$(0.01)	$(0.15)

Diluted	$(0.85)	$(0.01)	$(0.15)

Shares used in computing loss per share:
Basic	47,156	48,080	48,579
Diluted	47,156	48,080	48,579
(1) Includes stock-based compensation as follows:
Cost of revenue	$426	$595	$543
Selling, general and administrative expense	$4,732	$4,599	$6,231
Research and development expense	$790	$1,022	$407

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2004	51,102,215	$49	$155,810	$(1,982)	$(13,462)	$(2)	$1,394	$141,807
ESPP purchases	20,240	—	86	—	—	—	—	86
Share repurchases	—	—	—	(10,590)	—	—	—	(10,590)
Exercise of stock options	686,552	1	227	—	—	—	—	228
Vesting of previously exercised unvested stock options	—	1	78	—	—	—	—	79
Amortization of deferred stock-based compensation	—	—	—	—	7,181	—	—	7,181
Addition to deferred stock-based compensation, net	—	—	51	—	(51)	—	—	—
Net loss	—	—	—	—	—	—	(7,477)	(7,477)
Unrealized loss on investment securities, net of tax	—	—	—	—	—	(30)	—	(30)

Total comprehensive loss	—	—	—	—	—	—	—	(7,507)

Balances at December 31, 2005	51,809,007	51	156,252	(12,572)	(6,332)	(32)	(6,083)	131,284
ESPP purchases	35,970	—	171	—	—	—	—	171
Share repurchases	—	—	—	(8,104)	—	—	—	(8,104)
Exercise of stock options	668,694	1	773	—	—	—	—	774
Vesting of previously exercised unvested stock options	—	—	17	—	—	—	—	17
Stock-based compensation	—	—	6,216	—	—	—	—	6,216
Reclassification resulting from the adoption of SFAS 123(R)	—	—	(6,332)	—	6,332	—	—	—
Tax benefit from disqualifying disposition, net	—	—	96	—	—	—	—	96
Net loss	—	—	—	—	—	—	(454)	(454)
Unrealized gain on investment securities, net of tax	—	—	—	—	—	28	—	28

Total comprehensive loss	—	—	—	—	—	—	—	(426)

Balances at December 31, 2006	52,513,671	$52	$157,193	$(20,676)	$—	$(4)	$(6,537)	$130,028

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	52,513,671	$52	$157,193	$(20,676)	$(4)	$(6,537)	$130,028
ESPP purchases	12,420	—	34	—	—	—	34
Share repurchases	—	—	—	(4,925)	—	—	(4,925)
Exercise of stock options	245,967	—	187	—	—	—	187
Vesting of previously exercised unvested stock options	—	—	12	—	—	—	12
Stock-based compensation	—	—	5,948	—	—	—	5,948
Tax benefit from disqualifying disposition, net	—	—	95	—	—	—	95
Restricted stock units issued	103,980	—	—	—	—	—	—
Restricted stock unit tax impact	—	—	(171)	—	—	—	(171)
Net loss	—	—	—	—	—	(39,987)	(39,987)
Unrealized gain on investment securities, net of tax	—	—	—	—	48	—	48

Total comprehensive loss	—	—	—	—	—	—	(39,939)

Balances at December 31, 2007	52,876,038	$52	$163,298	$(25,601)	$44	$(46,524)	$91,269

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(39,987)	$(454)	$(7,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment of intangibles	37,089	11,726	19,226
Stock-based compensation expense	5,948	6,216	7,181
Excess tax benefit related to the exercise of employee stock options	(95)	(315)	—
Other non-cash charges	492	81	111
Deferred income taxes	1,169	(4,200)	(6,651)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,205	(417)	(569)
Inventories	1,613	(1,649)	127
Other current assets	81	179	(60)
Income tax receivable/payable	(2,039)	2,969	(221)
Accounts payable	(261)	825	(311)
Accrued liabilities	661	(12)	944
Deferred revenue	7	(283)	(346)

Net cash provided by operating activities	8,883	14,666	11,954

Cash flows from investing activities:
Purchases of investments	(37,868)	(41,957)	(93,482)
Sales and maturities of investments	48,745	38,716	95,062
Additions to property, plant and equipment	(725)	(1,468)	(4,446)
Proceeds from sale of equipment	103	226	55
Acquisition of Southland Micro Systems, Inc., net of cash acquired	(20,874)	—	—
Patent application costs	(420)	(537)	(693)

Net cash used in investing activities	(11,039)	(5,020)	(3,504)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	221	943	345
Excess tax benefit related to the exercise of employee stock options	95	315	—
Share repurchases	(4,925)	(8,104)	(10,668)
Repurchase of exercised unvested shares	—	—	(47)
Payments on capitalized lease obligations	(19)	(14)	(53)

Net cash used in financing activities	(4,628)	(6,860)	(10,423)

Net increase (decrease) in cash and cash equivalents	(6,784)	2,786	(1,973)
Cash and cash equivalents at beginning of period	40,797	38,011	39,984

Cash and cash equivalents at end of period	$34,013	$40,797	$38,011

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$10	$12	$1

Cash paid during the period for income taxes, net of refunds	$797	$1,099	$3,798

Noncash operating and investing activities:
Changes in goodwill	$(28,081)	$—	$385
Fixed assets acquired under capital lease	$—	$108	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Staktek Holdings, Inc. (“we”, “us” and “our”) was originally formed by two investment funds affiliated with Austin Ventures L.P. in May 2003 for the purpose of acquiring Staktek Corporation, which was incorporated in Texas in June 1990. As a result of this merger, Staktek Corporation became our wholly owned subsidiary.

We are a provider of intellectual property, products and services for next-generation mechanical and electrical packaging technologies for high-speed, high-capacity systems. With an IP portfolio of more than 200 patents and patent applications pending, we offer outsourced manufacturing, technology licensing and custom engineering.

On August 31, 2007, we acquired Southland, a provider of memory products and services to OEMs since 1987. Southland’s headquarters and manufacturing facility is located in Irvine, California, with sales offices in San Jose, California and Boise, Idaho. Through this acquisition, we expect to increase the opportunity to deploy our IP to top-tier server OEMs and data center end customers.

Effective February 27, 2008, the Company changed its name from Staktek Holdings, Inc. to Entorian Technologies Inc.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles. Our consolidated financial statements include the accounts of Entorian Technologies Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of assets and liabilities. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the current year presentation. The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, we have reclassified share-based payments previously recorded as “amortization of deferred stock-based compensation and stock compensation expense” to the appropriate functional categories. The reclassifications had no impact on our financial position or results of operations.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We classify variable rate demand note securities with hard put features, where the issuer holds the obligation, as cash equivalents. At December 31, 2007 and 2006, our cash equivalents included funds in demand deposit accounts, money market accounts, municipal bonds, variable rate demand notes and commercial paper.

Investments

Marketable short-term investments are classified as available-for-sale. Short-term investments consist primarily of U.S. government debt securities, municipal government securities and commercial paper instruments. We classify auction rate securities and securities with hard put features, where the broker holds the obligation, and maturities in excess of one year as short-term investments.

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

Inventories

Inventories consist of materials purchased and labor and overhead incurred for product that has not yet been shipped. Inventories are stated at the lower of cost or market (estimated realizable value) using either a first-in, first-out (FIFO) method or a moving average unit cost method, depending on the inventories’ location.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in the Staktek and Southland acquisitions. We have a two reporting units at an enterprise level and allocate goodwill to these reporting units for goodwill impairment testing.

We assess whether goodwill and indefinite-lived intangible assets (trademark) are impaired on an annual basis. Upon determining the existence of goodwill and/or trademark impairment, we measure that impairment based on the amount by which the book value of goodwill and/or trademark exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademarks has been impaired. See Note 7 for a discussion of the impairment charge we took on our trademark during the first quarter of 2007.

Based on our annual assessment on October 1, 2007, we determined that no impairment of goodwill existed. The decline in our market capitalization during the fourth quarter of 2007 was an indicator of potential goodwill impairment, and because of this decline we undertook an assessment on December 31, 2007 to determine the fair value of our business associated with the goodwill. As a result of that review, we have recorded a non-cash charge of $27.9 million for the write-down of the goodwill related to our stacking business that Austin Ventures acquired in August 2003.

Critical estimates made in determining the fair value of our stacking business included expected future cash flows from licensing agreements and product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Intangible Assets

Amounts allocated to acquired technology, a customer contract, customer relationships, tradename and, effective April 1, 2007, our trademark are being amortized over the respective assets’ estimated useful lives of four to ten years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon the initial estimated contribution to discounted cash flows during the period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of three to four years using the straight-line method. Amortization of acquired technology, trademark, tradename and a customer contract is included in Amortization and impairment of acquisition intangibles in cost of revenue in the accompanying Consolidated Statements of Operations. Amortization of customer relationships and non-compete agreements is included in Amortization of acquisition intangibles in operating expenses in the accompanying Consolidated Statements of Operations. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

We capitalize third-party costs associated with patent registration. Capitalized patent costs are amortized over the estimated useful life of 12 years beginning when the patent is issued. Amortization expense related to our patents is included in product cost of revenue or research and development expense. At the time patent registration is deemed unsuccessful, the related costs are written off.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. We have invested $10.3 million in auction-rate securities that are rated Aaa and AAA, the majority of which are guaranteed by the federal government under the Federal Family Education Loans Program. However, as recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities, and they are currently illiquid. We cannot predict how long they will remain illiquid and whether we will be able to liquidate them prior to their maturities at prices approximating their face amounts. The final maturity dates of the auction rate securities that the Company owns is between 2029 and 2041. The current market for the auction rate securities held by the Company is uncertain, and we will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity or for other reasons. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of these securities. We cannot predict how long these securities will remain illiquid. As a result, at least in the near term, we may or may not be able to liquidate some or all of our auction rate securities prior to their maturities at prices approximating their face amounts.

We maintain our cash and cash equivalents in accounts with six major financial institutions in the United States or in countries where our subsidiaries operate, in the form of demand deposits and money market accounts. At December 31, 2007 and 2006, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by the relatively short collection terms and the high level of credit worthiness of our customers. We record an allowance for doubtful accounts specific to the accounts receivable balances outstanding based upon the results of our evaluation of our customers’ financial condition.

The following tables summarize sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Micron	34%	18%	21%
SMART	19%	13%	11%
Google	10%	*	*
Samsung	*	20%	32%
HP	*	20%	17%
Netlist	*	18%	*

*	Amount does not equal or exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our total accounts receivable at the dates indicated:

	December 31,
	2007	2006
Google	30%	*
SMART	18%	18%
Micron	16%	36%
HP	*	23%
Netlist	*	11%

*	Amount does not exceed 10% for the indicated period.

Foreign Currency

Our foreign subsidiaries use the U.S. dollar as their functional currency. Gains or losses from foreign currency transactions are included in our results of operations. For all periods presented, these foreign currency gains or losses were not material.

Revenue Recognition

We account for our revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Under the provisions of SAB 104, we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Our revenue is generated primarily from manufacturing services performed for customers, sale of memory modules assembled by us, and from license fees or royalties earned pursuant to license agreements with customers.

Product Revenue

Our manufacturing products consist of various customer arrangements, including outsourcing the manufacture of our customers’ stacked memory units to us, outsourcing the assembly of memory modules to us using customer supplied components, and the resale of memory modules consigned to us. Additionally, we assemble memory modules from purchased components for resale to distributors and end users.

We report revenue in accordance with Emerging Issues Task Force Issue No. 99-19. In customer arrangements for manufacturing services, we have determined that a net basis of revenue recognition is appropriate where the customer has instructed us to purchase specified memory packages from a specified vendor for purposes of stacking or assembling and shipping to the customer, or where the customer has supplied us with components. Additionally, in situations where we resell memory modules sold to us and the supplier determines the final sales price or grants favorable rights of return or credit terms to us, we report the revenue on a net basis.

License Revenue

In addition to our product revenue, we also earn revenue from licensing our technologies. Initial license fees are recognized when: (1) we enter into a legally binding arrangement with a customer for the license; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. We may provide training and/or other assistance to our licensees under the terms of the license agreement. To date, the training or assistance we have provided has been limited and incidental to the licensed technologies. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in product revenue. In instances where we provide training or other assistance that is considered inconsequential to the license agreement, the estimated fair value of the services is recognized in connection with the initial license fee and is included in license revenue.

Currently we have license agreements with four customers that specify that certain royalties are earned by us upon each customer’s shipment of products utilizing our proprietary technologies. Certain customers report shipment information 20 to 30 days after the end of the quarter in which the activity takes place and typically do not provide us with forward estimates or current-quarter information concerning their shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which these licensees actually ship products using our technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is considered probable.

Cost of Revenue

Cost of revenue includes the cost of labor, materials and overhead required to perform the manufacturing process. These costs are included in inventories until the product is shipped and revenue is recognized. Cost of revenue also includes the amortization of acquired technology, a customer contract, certain patents and, effective April 1, 2007, our trademark as well as stock-based compensation expense.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from the amount we have recorded in the current period.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of vested common shares outstanding for the period. Diluted loss per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. For the years ended December 31, 2007, 2006 and 2005, options and common stock subject to repurchase were not included in the computation of diluted loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).We do not expect the adoption of SFAS 157 to have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS 159. This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, (SFAS 141R). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

3. Southland Acquisition

On August 31, 2007, we acquired all of the outstanding ownership interests in Southland, a provider of memory products and services to OEMs pursuant to an Agreement and Plan of Merger by and among us, Southland, Shula Merger Sub, Inc., a wholly owned subsidiary of Entorian, the stockholders of Southland (Sellers), and John R. Meehan, as the stockholder representative, dated August 21, 2007 (the Merger Agreement). Through this acquisition, we expect to increase the deployment of our intellectual property to top-tier server OEMs and data center end customers. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill. The total purchase price has been allocated to the assets acquired based on their respective fair values at the acquisition date. Goodwill, which will be deductible for income tax purposes, is assigned at the reporting unit level. The purchase price was allocated to identifiable assets and liabilities based on management’s estimate and an independent valuation. The purchase price we paid for all outstanding shares at the effective time of the merger was $15.8 million in cash. We also retired approximately $6.0 million of Southland’s indebtedness.

We deposited $5.0 million of the purchase price into an escrow account as security for working capital adjustments and indemnification obligations of the Sellers under the Merger Agreement. On November 28, 2007, we finalized the working capital adjustment, and $2.0 million was released from the escrow account, of which approximately $1.4 million was distributed to the Sellers and $0.6 million was returned to us. On August 31, 2008, up to another $1 million will be released to the Sellers from the escrow fund, less any amounts for unresolved and settled claims. Any remaining amount in the escrow fund, less any amounts for unresolved and settled claims, will be released on August 31, 2009.

In addition, we entered into a restriction agreement with a key Southland employee and former stockholder who held shares of restricted stock of Southland. We paid him the merger consideration for the vested Southland stock he owned, but we are holding the merger consideration for his unvested shares of restricted stock. We are releasing the merger consideration to him in accordance with his original vesting schedule for the restricted stock. As of the acquisition date, the vested portion of his merger payments, or approximately $0.4 million, was recorded as part of the purchase price, and the unvested portion of approximately $1.0 million, which is contingent on future employment, is being recorded as compensation expense as it is earned.

In addition to the purchase price, we agreed to pay an additional $7.0 million to Southland’s stockholders, based on the achievement of certain financial growth goals during the period from September 1, 2007 through August 31, 2009. This payment is contingent upon the Sellers’ continued employment. The Earn-Out is payable in two installments and each installment can be paid in any combination of cash or shares of our common stock. At each quarter end, we will project the financial performance of the Southland subsidiary, determine the projected level of the target achievement for the respective Earn-Out period, and will record compensation expense based on the projected level of achievement. If the stock price at closing on the last day of the quarter is greater than the Earn-Out exercise price, we will assume the Sellers will elect to receive the consideration in stock. At December 31, 2007, we determined the target achievement to be probable and that the election to receive the Earn-Out in cash will be made. As a result, we recorded approximately $1.2 million in accrued liabilities and compensation expense during the year ended December 31, 2007.

As part of the acquisition, certain Southland employees were granted employment inducement stock options to purchase a total of 500,000 shares of our common stock pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). All of these options have an exercise price equal to the closing sales price per share of Entorian common stock on August 31, 2007, will vest over a four-year period and have associated compensation expense recorded in accordance with SFAS 123(R).

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at August 31, 2007. The allocation of the purchase price was subject to change due to a working capital adjustment of $0.6 million. The purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The purchase price was allocated based on the estimated fair value of net assets acquired as follows (in thousands):

	Amount	Useful Life (in years)
Accounts receivable, net	$4,408
Inventory	2,179
Property, plant and equipment	5,300	3-7
Other assets	353
Goodwill	4,953
Customer relationships	4,655	10
Trade name	1,806	10
Noncompete	207	3
Current liabilities	(2,739)

Total purchase price	$21,122

We recorded Southland’s results of operations with ours subsequent to the acquisition date, which was August 31, 2007.

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of Entorian and Southland for the years ended December 31, 2007 and 2006 as if the merger had been consummated at the beginning of the respective years. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the merger had been consummated at the beginning of the respective years, nor is it necessarily indicative of future operating results.

The following table sets forth the required pro forma information (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006
Net sales	$58,381	$79,586
Net loss	$(41,731)	$(2,074)
Net loss per share - basic	$(0.88)	$(0.04)
Net loss per share - diluted	$(0.88)	$(0.04)

4. Investments

During 2007 and 2006, we invested in securities with original maturities greater than three months. These securities are classified as “available-for-sale.” The amortized cost, net unrealized gains and losses and fair value of these securities as of December 31, 2007 and 2006 were as follows (in thousands):

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
2007
Auction rate securities	$10,300	$—	$—	$10,300
Municipal bonds	15,568	43	—	15,611
Other available for sale securities	2,000	1	—	2,001

	$27,868	$44	$—	$27,912

2006
Auction rate securities	$15,775	$—	$—	$15,775
Municipal bonds	12,006	—	(3)	12,003
Other available for sale securities	11,099	—	(3)	11,096

	$38,880	$—	$(6)	$38,874

Net unrealized gains and losses at December 31, 2007 and 2006 were the result of fluctuations in the current market value of these securities in the marketplace.

Maturities of investment securities classified as available-for-sale at December 31, 2007 and 2006 by contractual maturity are shown below (in thousands). Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$7,071	$7,082	$8,893	$8,887
Between 1 and 5 years	6,516	6,539	7,112	7,112
Between 5 and 10 years	1,001	1,003	—	—
After 10 years	13,280	13,288	22,875	22,875

	$27,868	$27,912	$38,880	$38,874

We sold approximately $48.7 million and $38.7 million in investment securities held as available-for-sale in the years ended December 31, 2007 and 2006, respectively.

5. Inventories

Inventories at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Raw materials	$2,565	$2,206
Work in process	15	42
Finished goods	341	107

	$2,921	$2,355

At December 31, 2007 and 2006, our reserve for slow-moving and obsolete inventory was approximately $0.8 million and $13,000, respectively.

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 consisted of the following (in thousands):

Asset Class	Estimated Life (in years)	2007	2006
Land		$371	$371
Buildings	20	2,311	2,283
Software	3	1,098	949
Vehicles	5	51	50
Office furniture and equipment	5	2,411	2,314
Lab equipment	3-5	16,809	12,864
Tooling and fixtures	3-7	2,171	2,013
Leasehold improvements	3	985	491
Assets under development		—	108

		26,207	21,443
Accumulated depreciation		(16,995)	(14,677)

Property, plant and equipment, net		$9,212	$6,766

Amortization of the assets under capital lease was included in depreciation and was approximately $22,000, $18,000 and $53,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense related to assets under capital lease was included in interest expense and was approximately $10,000, $10,000 and $1,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2005, we sold a piece of equipment previously recorded as assets held for sale with a net book value of $56,000. During 2006, we sold a piece of lab equipment for a gain of $0.2 million to SMART under our manufacturing agreement with SMART. During 2007, we sold certain equipment with a net book value of $36,000, for a gain of $62,000. Increases in asset balances are primarily due to our Southland acquisition discussed in Note 3.

7. Other Intangible Assets

As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. We calculated fair value using a form of discounted cash flow analysis known as the “relief from royalty” approach, which is based on an analysis of economic benefit provided to the owner of the trademark. As a result of our review, during the three months ended March 31, 2007, we recorded an impairment charge of approximately $0.7 million, which is included in Amortization and impairment of acquisition intangibles in cost of revenue.

In addition, as of March 31, 2007, we determined that the trademark intangible asset has an estimated remaining useful life of four years. During the three months ended June 30, 2007, we began to amortize the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period. The resulting amortization expense in 2007 was $0.3 million and was included in Amortization and impairment of acquisition intangibles in cost of revenue.

In connection with our Southland acquisition during the third quarter of 2007, we acquired intangible assets consisting of customer relationships, trade name and a noncompete agreement for $4.7 million, $1.8 million and $0.2 million, respectively.

The gross carrying amounts and accumulated amortization of our other intangible assets and patents at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$21,337	$(18,735)	$21,207	$(16,881)
Customer contract	26,100	(25,461)	26,100	(23,180)
Trademark and trade name	2,922	(326)	1,800	—
Other intangible assets	10,660	(5,671)	5,798	(4,941)

	$61,019	$(50,193)	$54,905	$(45,002)

Amortization expense for all intangibles in the years ended December 31, 2007, 2006 and 2005 was $5.8 million, $7.4 million and $14.0 million, respectively. During 2007, we also recorded a charge of $0.3 million in connection with abandoning certain patent applications.

The following table details the estimated aggregate annual amortization expense (in thousands) for each of the five succeeding years for all of the intangibles we own:

2008	$2,662
2009	$1,216
2010	$1,156
2011	$925
2012	$842

8. Accrued Liabilities

Accrued compensation at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Accrued salaries and wages	$306	$354
Accrued vacation	835	575
Accrued bonuses	287	744
Accrued severance and restructuring costs	—	486

	$1,428	$2,159

Accrued liabilities at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Accrued payroll taxes and indirect benefits	$160	$248
Accrued property tax	183	235
Accrued earn-out provision	1,977	—
Other accrued liabilities	736	600

	$3,056	$1,083

See Note 3 for additional discussion regarding the earn-out provision.

9. Debt

On July 25, 2007, we amended our unsecured revolving credit agreement with Guaranty Bank (the Lender), under which we may borrow up to $20 million at any given time through June 23, 2008 (the Credit Agreement). The Credit Agreement is guaranteed by Entorian Technologies L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (LIBOR) plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender.

We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of December 31, 2007, we had on deposit this required amount and had not borrowed under this agreement. The Credit Agreement contains customary covenants that preclude us, among other things, from making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, acquiring another company or entity for which we would pay more than $30 million, or incurring indebtedness in excess of $10 million with a third party outside the scope of the Credit Agreement. The Credit Agreement contains financial covenants requiring that our tangible net worth must be at least $70 million and our unencumbered liquid assets must be at least $50 million. We must certify our compliance with these covenants while any advances remain outstanding under this agreement.

10. Redeemable Preferred Stock

At December 31, 2007 and 2006, we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

11. Commitments and Contingencies

At December 31, 2006, we had advance payments on assets under development of approximately $0.1 million related to the purchase of certain capital equipment and services.

At December 31, 2007, approximately 75% of our employees in Mexico, or approximately 51% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

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

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On March 8, 2007, we filed an action in the U.S. District Court for the District of Massachusetts, Boston Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding Staktek and our ArctiCore technologies that we proposed to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constituted unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by Staktek, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. We are in the discovery phase of this litigation and expect a trial date in early 2009. While we intend to vigorously prosecute these claims, as well as vigorously defend against the defendants’ counterclaim, there can be no guarantee that we will ultimately prevail or that the court will award the remedies we are seeking.

As of December 31, 2007, we were not involved in any other material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims or requested concessions we may agree to in the interest of maintaining business relationships.

12. Leases

In connection with the Southland acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two current Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. We incurred approximately $0.2 million in total operating expense related to this lease during 2007. During 2007 and 2006, we leased our Austin facility under a non-cancelable operating lease agreement. During 2005, we leased our Austin facility and certain production and office equipment under non-cancelable operating lease agreements. Total operating lease expense for the years ended December 31, 2007, 2006 and 2005 was approximately $0.6 million, $0.4 million, and $0.6 million, respectively. Additionally, we have office equipment under a capital lease at December 31, 2007 and 2006.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2007 (in thousands):

	Capital Leases	Operating Leases
2008	$44	$874
2009	44	926
2010	44	725
2011	7	6
2012	—	—

Total minimum lease payments	139	$2,531

Amount representing interest	(64)

Present value of net minimum lease payments	75
Less current maturities	(21)

	$54

13. Related-Party Transactions

Revenue

During 2007, we sold product to Southland. On August 31, 2007, we acquired all of the outstanding ownership interests of this entity and as a result, recorded related-party product revenue of approximately $0.6 million for the period prior to the acquisition.

Lease Agreement

In connection with the acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two current Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. We incurred approximately $0.2 million in total operating expense related to this lease during 2007.

Relationship with Austin Ventures

At December 31, 2007, Austin Ventures and its affiliates beneficially owned approximately 78% of our outstanding common stock. Set forth below is a brief description of the existing relationships and agreements between Austin Ventures and us.

Board of Directors

Joseph C. Aragona, a general partner of Austin Ventures, is chairman of our board of directors and serves as chairperson of our nominating and governance committee. Clark W. Jernigan, a principal of Austin Ventures, is one of our directors and serves as chairperson of our compensation committee. Joseph A. Marengi, a venture partner of Austin Ventures, is one of our directors.

Registration Rights

Austin Ventures has registration rights with respect to the shares of our common stock that it holds.

14. Loss Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(39,987)	$(454)	$(7,477)
Denominator:
Weighted average common shares outstanding	47,199	48,345	49,674
Less: Weighted common shares subject to repurchase	43	265	1,095

Total weighted average common shares used in computing basic loss per share	47,156	48,080	48,579

Effect of dilutive securities:
Common shares subject to repurchase	—	—	—
Stock options	—	—	—
Stock warrants	—	—	—

Dilutive potential common shares	—	—	—

Total weighted average common shares used in computing diluted loss per share	47,156	48,080	48,579

Loss per share:
Basic	$(0.85)	$(0.01)	$(0.15)

Diluted	$(0.85)	$(0.01)	$(0.15)

15. Stockholders’ Equity

Common Stock

In August 2005, we reduced authorized shares of common stock from 200,000,000 to 100,000,000. Of these authorized shares, 11,530,000 shares have been reserved for the issuance of stock options. Of these options, 12,341,878 had been granted, of which 1,398,215 were forfeited, leaving 586,337 available for issuance at December 31, 2007. At December 31, 2006, 10,874,448 had been granted and 977,035 were available for issuance.

Of 52,513,671 shares of common stock issued as of December 31, 2006, 104,884 shares were unvested and subject to rights of repurchase, at a price per share equal to the original exercise price, which repurchase rights lapse according to a time-based vesting schedule. Of the 52,876,038 shares of common stock issued as of December 31, 2007, no shares were unvested and subject to rights of repurchase.

In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this renewed program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. In November 2006, our Board of Directors authorized an additional $10.0 million to purchase our common stock. During 2005, 2006 and 2007, we purchased 2,775,819 shares, 1,406,683 shares and 1,352,947 shares of our stock under this program at a total cost of $10.6 million, $8.1 million and $4.9 million, respectively.

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

16. Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, which currently has 11,530,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

In December 2004, the FASB issued SFAS 123(R). Under this standard, all forms of share-based payments to employees, including stock options, are treated as compensation and recognized in the income statement. Pro forma disclosure is no longer acceptable. In addition, under SFAS 123(R), tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are presented as financing cash flows in the consolidated condensed statement of cash flows. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) and continued to use the Black-Scholes method of valuation for share-based compensation. Under the fair value recognition provisions of SFAS 123(R), we adopted the modified prospective transition method, and therefore, recognize compensation expense for all share-based payments granted after January 1, 2006, as well as those granted prior to but not yet vested as of January 1, 2006. Prior period restatement and cumulative adjustments were not required.

Prior to adopting SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of option grants as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized to be classified as financing cash flows. As a result, $95,000 and $0.3 million of excess tax benefits for 2007 and 2006, respectively, have been classified as financing cash flows.

Information with respect to stock option activity for the year ended December 31, 2007 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,688,529	$3.56
Granted	1,467,430	$2.86
Exercised	(245,967)	$0.76
Cancelled or forfeited	(576,732)	$5.27

Outstanding at December 31, 2007	5,333,260	$3.31	7.60	$1,498

Options exercisable at December 31, 2007	3,005,805	$3.33	6.68	$1,499

As of December 31, 2007, there was approximately $4.2 million of unrecognized compensation cost related to outstanding stock options. For the years ended December 31, 2007 and 2006, the total intrinsic value of exercised stock options was $0.7 million and $3.3 million, respectively.

For grants issued during the 12 months ended December 31, 2007 and 2006, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Year Ended December 31,
	2007	2006
Expected volatility	59.0% – 61.6%	59.0% – 62.0%
Dividend yield	0.0%	0.0%
Expected term (in years)	7.0	7.0 – 10.0
Risk-free interest rate	3.0% – 5.0%	4.5% – 5.2%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options issued to employees is estimated based on the average of the vesting period and contractual term of the option. The expected term of options issued to non-employees is based on the contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the years ended December 31, 2007 and 2006 was $1.83 and $3.98, respectively. During the years ended December 31, 2007 and 2006, we recorded share-based compensation expense for options of approximately $5.0 million and $5.8 million, respectively.

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

The following table illustrates the previously disclosed pro forma effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per share data):

Year Ended December 31, 2005
Net loss, as reported	$(7,477)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net loss, as reported	6,180
Deduct: Total stock-based compensation cost, net of related tax effects, determined under fair-value based method for all awards	(7,112)

Pro forma net loss	$(8,409)

Loss per share:
Basic—as reported	$(0.15)

Basic—pro forma	$(0.17)

Diluted—as reported	$(0.15)

Diluted—pro forma	$(0.17)

Employee Stock Purchase Plan

During the third quarter of 2005, we adopted the Staktek Holdings, Inc. 2005 Employee Stock Purchase Plan (ESPP), pursuant to which eligible employees could contribute a portion of their base compensation to purchase shares of our common stock at a price equal to 85% of the fair market value on the date of exercise. In accordance with SFAS 123(R), we recognized expense based on the 15% discount at purchase. For the years ended December 31, 2007 and 2006, ESPP compensation expense was approximately $6,000 and $30,000, respectively. Effective April 1, 2007, we terminated the ESPP. On May 16, 2007, we deregistered the authorized but unpurchased shares with the SEC.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of December 31, 2007, we had 800,000 authorized shares under this plan. RSUs generally vest over a four-year period.

Information with respect to RSU activity for the year ended December 31, 2007 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	361,463	$6.73
Granted	399,734	$4.97
Vested	(151,231)	$6.73
Forfeited	(103,971)	$5.72

Outstanding at December 31, 2007	505,995	$5.55

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the years ended December 31, 2007 and 2006, RSU compensation expense was $0.9 million and $0.4 million, respectively. As of December 31, 2007, there was approximately $2.2 million of unrecognized compensation cost related to outstanding RSUs, which we expect to recognize over a weighted average period of 2.8 years.

17. Income Taxes

The components of the benefit for income taxes were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal ………………………….	$(1,767)	$2,077	$781
Foreign ………………………….	595	1,991	2,958
State …………………………….	(5)	6	(162)

Total current ……………………	(1,177)	4,074	3,577

Deferred:
Federal ………………………….	1,157	(4,081)	(6,632)
Foreign ………………………….	7	(112)	—
State …………………………….	3	(11)	(19)

Total deferred ………………….	1,167	(4,204)	(6,651)

Benefit for income taxes	$(10)	$(130)	$(3,074)

Foreign taxes include withholdings on royalties from customers located in foreign countries.

As of December 31, 2007, we had federal research and development credit carryforward of approximately $76,000, which will begin to expire in 2027 if not utilized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Current deferred tax assets
Unrealized loss on securities	$—	$2
Accrued liabilities	701	448

Gross current deferred tax assets	701	450
Valuation allowance	(471)	—

Net current deferred tax assets	$230	$450

Noncurrent deferred tax assets
Credit carryovers	$76	$—
Accrued liabilities	149	142
Depreciation and amortization	1,411	1,227
Deferred compensation	4,342	2,897

Gross noncurrent deferred tax assets	5,978	4,266
Valuation allowance	(4,588)	—

Net noncurrent deferred tax assets	$1,390	$4,249

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	$(87)	$(109)

Total current deferred tax liabilities	$(87)	$(109)

Noncurrent deferred tax liabilities
Deductible patent expense	$(597)	$(551)
Acquired intangibles	(831)	(2,783)

Total noncurrent deferred tax liabilities	$(1,428)	$(3,334)

Net current deferred tax asset	$143	$341

Net noncurrent deferred tax asset (liability)	$(38)	$932

During 2007, we established a $5.1 million valuation allowance, which was equal to the net domestic deferred tax assets due to uncertainties regarding the realization of these deferred tax assets.

Undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided.

The exercise of certain of our stock options results in compensation, which is includable in the taxable income of the exercising option holder and deductible by us for federal and state income tax purposes. This compensation results from increases in the fair market value of our common stock subsequent to the date of grant of the exercised stock options. Any option-related excess tax benefits are recorded as an increase to additional paid-in capital, while option-related tax deficiencies are recorded as a decrease to additional paid-in capital to the extent of our additional paid-in capital option pool, and the remainder, if any, is taken to the income tax provision. During the years ended December 31, 2007 and 2006, our option-related excess tax deductions resulted in an increase to additional paid-in capital of approximately $0.1 million and $0.3 million, respectively, while option-related tax deficiencies resulted in a decrease to additional paid-in capital of approximately $0 and $0.2 million, respectively.

Our benefit for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes primarily as a result of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Computed at federal statutory rate	$(13,999)	$(204)	$(3,693)
Goodwill impairment	9,766	—	—
Deferred assets not benefited	5,060	—	—
Stock-based compensation expense	431	387	1,399
Research and development credit	(809)	—	—
Non-deductible and non-taxable items	(474)	(395)	(327)
State taxes, net of federal benefit	(11)	1	(8)
Other	26	81	(445)

Benefit for income taxes	$(10)	$(130)	$(3,074)

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The tax years 2003 through 2007 remain open to examination by all the major taxing jurisdictions to which we are subject, though we are not currently under examination by any major taxing jurisdiction.

We adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized no changes in the liability for unrecognized tax benefits and no adjustments to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$179
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(179)
Settlements	—

Balance at December 31, 2007	$—

In the event we have unrecognized tax benefits, we will recognize the related accrued interest and penalties as income tax expense.

18. Employee Benefits

We offer all full-time employees subsidized health, dental and vision coverage. In addition, all full-time employees receive at our expense life insurance, accidental death coverage, worker’s compensation coverage and short- and long-term disability coverage.

401(k) Plan

We maintain the Staktek Group L.P. Employees’ 401(k) Profit Sharing Plan and Trust (the Staktek Plan), which is a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the Staktek Plan, eligible employees may defer up to 75% of their annual compensation, subject to maximum IRS limitations. Under the provisions of the Staktek Plan, we make contributions in amounts as determined by the Board of Directors, subject to certain limitations. Our contributions related to the Staktek Plan were approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We also maintain the Southland 401(k) Employees Savings Plan, which we acquired with the Southland acquisition (the Southland Plan). Under the provisions of the Southland Plan, we made a contribution for 2007 in the amount of $22,000. We are planning to merge the Southland Plan into our Entorian Plan effective March 3, 2008.

Bonus Plan

We have a quarterly bonus plan under which eligible employees may receive a percentage of their base pay in additional compensation. Typically, we have made these payments within 40 days after the end of the quarter in which the compensation is earned. Total expense was approximately $0, $2.3 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Discretionary Payment

For the third and fourth quarters of 2007, the Board of Directors authorized discretionary bonus payments to eligible employees. Total expense recorded in 2007 for these payments was approximately $0.8 million. For the fourth quarter of 2006, the Board of Directors authorized a discretionary bonus payment to eligible employees. Total expense recorded in 2006 for this discretionary payment was approximately $0.8 million.

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

In the third quarter of 2007, we recorded a restructuring charge of $0.4 million as a result of changing our long-term focus. The following table details the changes in the restructuring accrual (in thousands):

Restructuring accrual at December 31, 2004	$—
Restructuring expenses accrued	1,048
Payments of restructuring expenses	(554)
Reversal of excess accrual	(66)

Restructuring accrual at December 31, 2005	428
Restructuring expenses accrued	391
Payments of restructuring expenses	(789)

Restructuring accrual at December 31, 2006	30
Restructuring expenses accrued	356
Payments of restructuring expenses	(386)

Restructuring accrual at December 31, 2007	$—

20. Geographic Information

We consider our business activities to constitute a single segment. Following is a summary of our revenues by geographic region (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue:
North America:
United States	$33,368	$43,133	$33,307
Canada	198	—	746
Central America:
Dominican Republic	2,313	—	—
Europe:
Germany	143	592	1,396
Other	20	1	37
Asia:
Korea	2,891	11,221	16,965
Japan	1,092	609	75
Malaysia	409	—	—
Thailand	305	—	—
China	131	—	—

Total	$40,870	$55,556	$52,526

At December 31, 2007 and 2006, we had physical assets consisting of cash and net property, plant and equipment located at our manufacturing facility in Reynosa, Mexico as follows (in thousands):

	2007	2006
Cash	$129	$581
Property, plant and equipment, net	3,019	4,643

Total	$3,148	$5,224

Our foreign manufacturing operations are concentrated in a facility located in Reynosa, Mexico. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on our business, financial condition or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management as of the end of the period covered by this annual report based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and excluding the controls performed at our Southland subsidiary, that our disclosure controls and procedures were effective for this purpose. This assessment excludes the controls performed at our Southland subsidiary because we acquired it in the second half of 2007. Southland’s total assets and total revenue represent 24% of our total assets and 16% of our total revenue, respectively, as of December 31, 2007. While we are addressing Southland’s controls and procedures, we are permitted to exclude an acquisition for our assessment of internal controls over financial reporting if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on April 17, 2008 (the Proxy Statement) under the headings “Board Structure and Compensation,” “Proposal: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. In addition, the Company has adopted a Code of Conduct that applies to our directors and employees. This Code of Conduct can be found under the Investor Relations section on our web site and is included as Exhibit 14.1 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in the Proxy Statement under the headings “Board Structure and Compensation—Director Compensation Arrangements” and “Executive Compensation and Other Information” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

(b)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of August 21, 2007, among Staktek Holdings, Inc., Southland Micro Systems, Inc. and certain other parties thereto	8-K	000-50553	2.1	9/5/07

2.2	Escrow Agreement, dated as of August 31, 2007, among Staktek Holdings, Inc., Wells Fargo Bank, N.A., and John R. Meehan	8-K	000-50553	2.2	9/5/07

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.1.1	Certificate of Ownership and Merger	8-K	000-50553	3.1	2/27/08

3.2	Amended and Restated Bylaws

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Entorian Technologies Inc. 2003 Stock Option Plan, as amended to date	14C	000-50553		2/26/08

10.2*	Entorian Technologies Inc. 2006 Equity-Based Compensation Plan	S-8	33-133494	99.1	4/24/06

10.3*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.4	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.5**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.6	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.7	Lease Agreement, dated August 31, 2007, among Staktek Group L.P. and Meehan Holdings LLC					X

10.8*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Wayne R. Lieberman	8-K	000-50553	10.1	10/26/05

10.9*	Amended and Restated Executive Employment Agreement, dated March 12, 2008, among Staktek Holdings, Inc. and W. Kirk Patterson					X

10.10*	Amended and Restated Executive Employment Agreement, dated March 12, 2008, among Staktek Holdings, Inc. and Stephanie A. Lucie					X

10.11*	Form of Indemnification Agreement for Entorian Technologies Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.12*	Entorian Technologies Inc. Medical Retiree Plan	10-K	000-50553	10.9	3/9/05

10.13*	Staktek Amended and Restated 2007 Bonus Incentive Plan	8-K	000-50553	99.1	11/6/07

10.14	Loan Agreement, dated March 10, 2005, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	5/11/05

10.15	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005	10-Q	000-50553	10.2	5/11/05

10.16	Guaranty Agreement, dated March 10, 2005, between Staktek Group, L.P. and Guarantee Bank	10-Q	000-50553	10.3	5/11/05

10.17	Amendment No. 3 to Loan Agreement, dated July 25, 2007, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	8/14/07

10.18*	Offer Letter between Staktek Holdings, Inc. and Joseph A. Marengi	8-K	000-50553	10.1	10/17/07

14.1	Code of Conduct	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (See signature page of this Form 10-K)					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* —Constitutes	management contract or compensatory arrangement
** —Confidential	treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

By:	/s/ WAYNE R. LIEBERMAN

Wayne R. Lieberman President and Chief Executive Officer
Date: March 14, 2008

By:	/s/ W. KIRK PATTERSON

W. Kirk Patterson Senior Vice President and Chief Financial Officer
Date: March 14, 2008

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

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ WAYNE R. LIEBERMAN Wayne R. Lieberman	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2008

/S/ W. KIRK PATTERSON W. Kirk Patterson	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 14, 2008

/S/ JOSEPH C. ARAGONA Joseph C. Aragona	Chairman of the Board of Directors	March 14, 2008

/S/ HARVEY B. CASH Harvey B. Cash	Director	March 14, 2008

/S/ KEVIN P. HEGARTY Kevin P. Hegarty	Director	March 14, 2008

/S/ CLARK W. JERNIGAN Clark W. Jernigan	Director	March 14, 2008

/S/ JOSEPH A. MARENGI Joseph A. Marengi	Director	March 14, 2008

/S/ A. TRAVIS WHITE A. Travis White	Director	March 14, 2008