Form 10-Q
period 2008-03-31
ENTORIAN TECHNOLOGIES INC
filed 2008-05-15
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2008, was 46,747,083.

ENTORIAN TECHNOLOGIES INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED MARCH 31, 2008

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,633	$34,013
Investments	10,271	27,912
Accounts receivable	7,228	5,681
Inventories	2,931	2,921
Prepaid expenses	1,263	633
Income tax recoverable	1,851	1,969
Deferred tax asset	144	143
Other current assets	975	916

Total current assets	58,296	74,188
Property, plant and equipment, net	8,986	9,212
Long-term investments	9,815	—
Goodwill	4,953	4,953
Other intangible assets, net	10,014	10,826
Other assets	134	234

Total assets	$92,198	$99,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,187	$3,348
Accrued compensation	1,308	1,428
Accrued liabilities	2,833	3,056
Current maturities of capitalized lease obligations	21	21

Total current liabilities	6,349	7,853
Capitalized lease obligations, less current maturities	49	54
Other accrued liabilities	190	199
Deferred tax liabilities	37	38
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 52,966,571 shares and 52,876,038 shares issued at March 31, 2008 and December 31, 2007, respectively	53	52
Additional paid-in capital	163,917	163,298
Treasury stock, at cost; 6,219,488 shares and 6,172,650 shares at March 31, 2008 and December 31, 2007, respectively	(25,664)	(25,601)
Accumulated other comprehensive income (loss)	(347)	44
Accumulated deficit	(52,386)	(46,524)

Total stockholders’ equity	85,573	91,269

Total liabilities and stockholders’ equity	$92,198	$99,413

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product	$7,212	$7,182
License	1,400	1,496

Total revenue	8,612	8,678

Cost of revenue:
Product (1)	8,913	5,848
Amortization and impairment of acquisition intangibles	588	1,700

Total cost of revenue	9,501	7,548

Gross profit (loss)	(889)	1,130

Operating expenses:
Selling, general and administrative (1)	4,229	3,339
Research and development (1)	1,304	1,776
Amortization of acquisition intangibles	186	138

Total operating expenses	5,719	5,253

Loss from operations	(6,608)	(4,123)

Other income (expense):
Interest income	506	836
Interest expense	(3)	(2)
Other, net	28	(32)

Total other income, net	531	802

Loss before income taxes	(6,077)	(3,321)
Benefit for income taxes	(215)	(385)

Net loss	$(5,862)	$(2,936)

Loss per share:
Basic	$(0.13)	$(0.06)

Diluted	$(0.13)	$(0.06)

Shares used in computing loss per share:
Basic	46,737	47,377
Diluted	46,737	47,377

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$83	$101
Selling, general and administrative expense	474	1,240
Research and development expense	120	246

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,862)	$(2,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of intangibles	1,499	2,697
Stock-based compensation expense	677	1,584
Other non-cash charges	133	128
Deferred income taxes	(2)	(787)
Net change in operating assets and liabilities	(3,596)	(856)

Net cash used in operating activities	(7,151)	(170)

Cash flows from investing activities:
Purchases of investments	(4,418)	(11,085)
Sales and maturities of investments	11,817	13,900
Additions to property, plant and equipment	(481)	(183)
Proceeds from sale of equipment	5	—
Patent application costs	(84)	(195)

Net cash provided by investing activities	6,839	2,437

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	89
Excess tax benefit related to the exercise of employee stock options	—	36
Share repurchases	(63)	(1,566)
Payments on capitalized lease obligations	(5)	(4)

Net cash used in financing activities	(68)	(1,445)

Net increase (decrease) in cash and cash equivalents	(380)	822

Cash and cash equivalents at beginning of period	34,013	40,797

Cash and cash equivalents at end of period	$33,633	$41,619

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Entorian Technologies Inc., formerly Staktek Holdings, Inc. (we, us, our), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. In addition, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 14, 2008.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 for our nonfinancial assets and liabilities to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

2.	Recently Effective Accounting Standards

On January 1, 2008, we adopted SFAS 157 for our financial assets. This standard defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

	Fair Value at March 31, 2008	Fair Value Measurements at March 31, 2008 Using
Description		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$20,086	$10,271	$—	$9,815

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$—
Transfers in (out) of Level 3	10,250
Total losses included in other comprehensive loss	(435)
Purchases, issuances and settlements	—

Balance at March 31, 2008	$9,815

We have included our investments related to auction rate securities (ARS) of approximately $9.8 million, which are classified as non-current investments, in the Level 3 category. The final maturity dates of the ARS that we own are between 2029 and 2041 and the securities are rated Aaa and AAA. The majority of our ARS is guaranteed by the federal government under the Federal Family Education Loans Program. However, the current disruptions in the credit markets have adversely affected the auction market for these types of securities, and they are currently illiquid. We cannot predict how long they will remain illiquid and whether we will be able to liquidate them prior to their maturities at prices approximating their face amounts. As such, these auction rate securities were reclassified to non-current investments during the first quarter of 2008.

Our auction rate securities have historically traded at par and are callable at par at the option of the issuer. As of March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our auction rate securities were valued based on a pricing model that included assumptions such as the tax status, credit quality, duration, insurance wraps and the portfolio composition. Based on this assessment of fair value, as of March 31, 2008, we determined there was a decline in the fair value of our ARS investments of approximately $0.4 million, which was deemed temporary and recorded in other comprehensive loss.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. SFAS 159 was effective during the first quarter of 2008; however, we did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.

3.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	March 31, 2008	December 31, 2007
Raw materials	$2,078	$2,565
Work in process	78	15
Finished goods	775	341

	$2,931	$2,921

At March 31, 2008 and December 31, 2007, our reserve for excess, slow-moving and obsolete inventory was approximately $1.5 million and $0.8 million, respectively.

4.	Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in our acquisition of Southland Micro Systems, Inc. (Southland) on August 31, 2007. We allocate goodwill to reporting units for goodwill impairment testing.

We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired.

5.	Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income and the application of a valuation allowance for certain deferred tax assets for which we believe there is uncertainty regarding their realization. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. The provision for income taxes may include amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of our income tax returns. We recorded a benefit for income taxes of $0.2 million in the first quarter of 2008 and 2007.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The tax years 2003 through 2007 remain open to examination by all the major taxing jurisdictions to which we are subject, though we are not currently under examination by any major taxing jurisdictions.

We have no liability for unrecognized tax benefits at December 31, 2007 or March 31, 2008. In the event we have unrecognized tax benefits, we will recognize the related accrued interest and penalties as income tax expense.

6.	Commitments and Contingencies

At March 31, 2008, approximately 64% of our employees in Mexico, or approximately 38% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

Southland Earn-Out Consideration

As part of our purchase of Southland Micro Systems, Inc. (Southland) on August 31, 2007, we offered compensation of up to $7 million to the sellers if certain financial goals are achieved over the two years subsequent to closing the acquisition. We must estimate, on a quarterly basis, if these goals will be met, but final determination of achieving the goals will only be known on the first and second anniversary dates of the effective date. As a result, from quarter to quarter, changes in our estimates could result in reversing or recognizing significant amounts of compensation expense. In addition, the sellers may elect to receive payment in either cash or stock. We must, based on our current stock price compared to the earn-out exercise price, predict which form of payment the sellers will elect to receive. During the first quarter of 2008, we reduced the liability associated with the earn-out by approximately $0.3 million. This reduction reflects an updated estimate of the results of Southland for the first earn-out period.

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On March 8, 2007, we filed an action in the U.S. District Court for the District of Massachusetts, Boston Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding us and our ArctiCore™ technologies that we proposed to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constituted unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by us, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. On April 22, 2008, we settled this litigation. See Note 12 – Subsequent Event. In anticipation of this settlement, we recorded a charge of $0.6 million in selling, general and administrative expense during the first quarter of 2008.

As of March 31, 2008, we were not involved in any other material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims we may agree to in the interest of maintaining business relationships.

7.	Common Stock

As of March 31, 2008 and December 31, 2007, we had 52,966,571 and 52,876,038 shares of common stock issued, respectively.

During the first quarter of 2008, we purchased 46,838 shares of our common stock under our stock repurchase program at a total cost of approximately $64,000. As of March 31, 2008, we may purchase up to an additional $7.0 million of our stock under this program.

8.	Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, currently with 11,530,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

We account for all forms of our share-based payments to employees, including stock options, under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), utilizing the Black-Scholes method of valuation.

Information with respect to stock option activity for the three months ended March 31, 2008 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,333,260	$3.31
Granted	62,500	$1.40
Exercised	(20,966)	$0.01
Cancelled or forfeited	(52,986)	$3.09

Outstanding at March 31, 2008	5,321,808	$3.30	7.4	$674

Options exercisable at March 31, 2008	3,129,259	$3.38	6.5	$674

As of March 31, 2008, there was approximately $3.9 million of unrecognized compensation cost related to outstanding stock options. During the first quarter of 2008, the total intrinsic value of exercised stock options was approximately $25,000.

For grants issued during the three months ended March 31, 2008, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

Three Months Ended March 31, 2008
Expected volatility	65.2%
Dividend yield	0%
Expected term (in years)	7
Risk-free interest rate	2.59%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the three months ended March 31, 2008 was $0.91. During the three months ended March 31, 2008, we recorded share-based compensation expense for options of approximately $0.5 million.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of March 31, 2008, we had 800,000 authorized shares under this plan. RSUs vest over a four-year period.

Information with respect to RSU activity for the three months ended March 31, 2008 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	505,995	$5.55
Granted	—	—
Vested	(103,417)	$5.28
Forfeited	(6,436)	$5.50

Outstanding at March 31, 2008	396,142	$5.62

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three months ended March 31, 2008, RSU compensation expense was $0.2 million.

9.	Accumulated Other Comprehensive Income (Loss)

The components of our accumulated other comprehensive income (loss) were as follows (in thousands) at the respective dates:

	March 31, 2008	December 31, 2007
Unrealized gain (loss) on investment securities, net of tax	$(347)	$44

Accumulated other comprehensive income (loss)	$(347)	$44

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(5,862)	$(2,936)
Change in unrealized gain (loss) on investment securities, net of tax	(391)	—

Comprehensive loss, net of tax	$(6,253)	$(2,936)

10.	Earnings (Loss) Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(5,862)	$(2,936)

Denominator:
Weighted average common shares outstanding	46,737	47,469
Less: Weighted average common shares subject to repurchase	—	92

Total weighted average common shares used in computing basic loss per share	46,737	47,377
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,737	47,377

Loss per share:
Basic	$(0.13)	$(0.06)

Diluted	$(0.13)	$(0.06)

11.	Related-Party Transactions

In connection with our Southland acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two of our current Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. We incurred approximately $0.1 million in total operating expense related to this lease during the first quarter of 2008.

12.	Subsequent Events

NASDAQ Independence Rules

Harvey B. (Berry) Cash did not stand for re-election to our Board of Directors, and his term ended effective April 17, 2008. The Nominating and Governance Committee of the Board of Directors has commenced a search for an independent director to replace Mr. Cash. We currently are not in compliance with the NASDAQ Marketplace Rules, which require that three independent directors serve on our Audit Committee, but we expect to be in compliance by the end of the cure period permitted by the NASDAQ rules.

Settlement of Kentron Litigation

Effective April 22, 2008, we entered into a settlement and purchase agreement with Kentron Technologies, Inc. and Mr. Chris Karabatsos, resolving our pending litigation regarding our ArctiCore technologies. The settlement includes the sale by Kentron and Karabatsos of certain of their intellectual property to Entorian so that Entorian may pursue standardization of its ArctiCore technologies with the JEDEC Solid State Technology Association, an industry standards-setting organization.

Manufacturing

On May 7, 2008, we notified employees and applicable governmental entities that we are transferring the remainder of our manufacturing operation from Irvine, California to Reynosa, Mexico. We will begin this transition in the second quarter of 2008 and expect to complete it by the end of the third quarter. We will be eliminating approximately 60 positions in Irvine as a result of this transition. We will maintain an office in Irvine for sales and other administrative positions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 14, 2008. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our products to a limited number of customers and with a limited number of key technologies; deriving a material portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies and methods; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property position will allow us to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business and will allow us to compete favorably against our competition; our intent to vigorously protect our intellectual property; our intent to grow our business through business combinations or other acquisitions; our intent to expand our research and development activities; our belief that our future success will depend upon our ability to attract and retain personnel; our belief regarding increasing our investment in research and development; our expectation regarding increasing the opportunity to deploy our IP to top-tier server original equipment manufacturers (OEMs) and data center end customers through our Southland acquisition; our expectation that we will manufacture all of our memory modules in Mexico; our expectation that adopting SFAS 157 for our nonfinancial assets and liabilities will not have a material impact on our financial position and results of operations; and our intent to exploit our intellectual properties and capabilities to establish market leadership in new technologies; our intent to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies. Words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the SEC, specifically our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 14, 2008, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

Overview

We are a provider of advanced electronic systems and sub-systems for enterprise, consumer and other high-growth markets. As of March 31, 2008, our patent portfolio consisted of more than 200 patents and patent applications pending. We believe that our strong patent portfolio and intellectual property position will allow us to expand our business as demand for high-density memory increases and to capitalize on emerging market opportunities. We intend to exploit our intellectual properties and capabilities to establish market leadership in new technologies.

On August 31, 2007, we acquired Southland, a provider of memory products and services to OEMs since 1987. Southland’s headquarters and manufacturing facility is located in Irvine, California, with sales offices in San Jose, California and Boise, Idaho. Through this acquisition, we expect to increase the opportunity to deploy IP to top-tier server OEMs and data center end customers.

Results of Operations - a comparison of the three months ended March 31, 2008 and 2007

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2008	2007
Revenue:
Product	83.7%	82.8%
License	16.3	17.2

Total revenue	100.0	100.0
Cost of revenue:
Product	103.5	67.4
Amortization and impairment of acquisition intangibles	6.8	19.6

Total cost of revenue	110.3	87.0

Gross profit (loss)	(10.3)	13.0
Operating expenses:
Selling, general and administrative	49.1	38.5
Research and development	15.1	20.4
Amortization of acquisition intangibles	2.2	1.6

Total operating expenses	66.4	60.5

Loss from operations	(76.7)	(47.5)
Other income, net	6.2	9.2

Loss before income taxes	(70.5)	(38.3)
Benefit for income taxes	(2.5)	(4.5)

Net loss	(68.0)%	(33.8)%

Total revenue

	Three Months Ended March 31,		Change
	2008	2007
	(in thousands, except %)
Product revenue	$7,212	$7,182	0.4%
License revenue	1,400	1,496	(6.4)%

Total revenue	$8,612	$8,678	(0.8)%

Our product revenue for the first quarter of 2008 and 2007 was $7.2 million. License revenue for the first quarter of 2008 was $1.4 million, compared to license revenue of $1.5 million for the first quarter of 2007.

Demand for our memory stacking products declined in the first quarter of 2008, as compared to the first quarter of 2007, due to a decrease in both leaded-package and ball grid array (BGA) stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded packages. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. In addition, the price differential between 512 Mbit devices and 1 Gbit devices declined, temporarily reducing a key value proposition associated with stacking the 512 Mbit packages. These declines have been offset by revenue from our memory module products, of which we had none in the first quarter of 2007.

The reduction in our license revenue for the first quarter of 2008, as compared to the first quarter of 2007, was mainly the result of decreased royalties from Samsung Electronics Co., Ltd. (Samsung) based on our leaded-package technologies. This decline has been partially offset by increases in license revenue from SMART Modular Technologies, Inc. (SMART) and Toshiba Corporation (Toshiba).

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Micron	18%	29%
SMART	17%	23%
Mitac	10%	*
Samsung	*	15%
HP	*	12%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except %)
Gross profit (loss)	$(889)	$1,130	(178.7)%
Percent of total revenue	(10.3)%	13.0%

Gross loss for the three months ended March 31, 2008 was $0.9 million, or 10.3% of our total revenue, as compared to a gross profit of $1.1 million, or 13.0% of our total revenue, for the three months ended March 31, 2007.

The reduction in our gross profit for the three months ended March 31, 2008, as compared to March 31, 2007, was primarily due to a shift towards the sale of memory modules, which carry a lower gross margin than our historical stacking products. In addition, the gross margin on our stacking products declined due to fixed costs being spread over lower volumes. Finally, our 2008 first quarter results include an inventory charge of approximately $0.6 million.

Selling, general and administrative expense

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except %)
Selling, general and administrative	$4,229	$3,339	26.7%
Percent of total revenue	49.1%	38.5%

Selling, general and administrative expense for the three months ended March 31, 2008 was $4.2 million, or 49.1% of total revenue. This amount reflected an increase of approximately $0.9 million, or 26.7%, as compared to $3.3 million, or 38.5% of total revenue, in the three months ended March 31, 2007. For the first quarter of 2008 and 2007, selling, general and administrative expense included stock-based compensation expense of $0.5 million and $1.2 million, respectively.

The increase in selling, general and administrative expense during the first quarter of 2008, relative to the first quarter of 2007, was primarily due to increased personnel-related costs resulting from the acquisition of Southland, the charge associated with the anticipated Kentron settlement and a charge associated with unsuccessful acquisition efforts. These were partially offset by a reduction in our stock-based compensation expense during the first quarter of 2008 as compared to 2007.

Research and development expense

	Three Months Ended March 31,		Change
	2008	2007
	(in thousands, except %)
Research and development	$1,304	$1,776	(26.6)%

Percent of total revenue	15.1%	20.4%

Research and development expense for the three months ended March 31, 2008 was $1.3 million, or 15.1% of total revenue, which reflected a decrease of $0.5 million, or 26.6%, as compared with $1.8 million, or 20.4% of total revenue, for the three months ended March 31, 2007. For the first quarter of 2008 and 2007, research and development expense included stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively.

The decrease in research and development expense during the first quarter of 2008, relative to the first quarter of 2007, was primarily due to decreased personnel-related costs. We are devoting additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies.

Amortization and impairment of acquisition intangibles

	Three Months Ended March 31,		Change
	2008	2007
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$774	$1,838	(57.9)%

Amortization and impairment of acquisition intangibles was $0.8 million for the three months ended March 31, 2008, which reflected a decrease of $1.0 million, or 57.9%, as compared with $1.8 million for the three months ended March 31, 2007.

As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.7 million, which is included in Amortization and impairment of acquisition intangibles in cost of revenue during the three months ended March 31, 2007. As of March 31, 2007, we also determined that the trademark intangible asset had an estimated remaining useful life of four years. During the second quarter of 2007, we began amortizing the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period.

The acquisition intangibles were originally valued using various discounted cash flow methodologies. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline.

Other income, net

	Three Months Ended March 31,		Change
	2008	2007
	(in thousands, except %)
Other income, net	$531	$802	(33.8)%

Other income, net for the three months ended March 31, 2008, was $0.5 million, as compared to $0.8 million for the three months ended March 31, 2007.

The decrease in other income, net from the first quarter of 2007 to the first quarter of 2008, was due primarily to a lower balance in our cash, cash equivalents and investments and a slight reduction in our rate of return.

Benefit for income taxes

We recorded an income tax benefit of $0.2 million for the three months ended March 31, 2008 and 2007. Our effective tax rate was approximately 4% and 12% for the first quarter of 2008 and 2007, respectively. For the first quarter of 2008, our effective tax rate differed from the federal statutory rate of 35% primarily due to recording an increase of $1.5 million in the valuation allowance against our net deferred tax assets. Management has determined that it is not more likely than not that we will realize the majority of the benefit or our net deferred tax asset. For the first quarter of 2007, our effective tax rate differed from the federal statutory rate of 35% primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance for certain deferred tax assets for which we believed there was uncertainty regarding their realization.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $51.9 million, including $43.9 million of cash, cash equivalents and short-term investments, compared to working capital of $66.3 million, including $61.9 million of cash, cash equivalents and investments, as of December 31, 2007.

Net cash used in operating activities was $7.2 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The increase in net cash used in operating activities was primarily due to a net increase of $2.7 million in cash used for operating assets and liabilities, a $2.9 million increase in net loss and a $1.2 million reduction in depreciation, amortization and impairment of intangibles.

Net cash provided by investing activities was $6.8 million for the three months ended March 31, 2008, compared to $2.4 million used in investing activities for the three months ended March 31, 2007. The increase in net cash provided by investing activities was due primarily to $7.4 million of proceeds from sales and maturities of investments, net of purchases, in the first quarter of 2008, as compared to $2.8 million of proceeds from sales and maturities of investments, net of purchases, in the first quarter of 2007.

Net cash used in financing activities during the three months ended March 31, 2008 was $68,000, primarily related to the purchase of our common stock as part of our stock repurchase program for $63,000. Net cash used in financing activities during the three months ended March 31, 2007 was $1.4 million, primarily related to the purchase of our common stock as part of our stock repurchase program for $1.6 million.

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

We are required to maintain at least $5 million on deposit with the Lender during the term of the Credit Agreement. As of March 31, 2008, we had on deposit this required amount and had not borrowed under the Credit Agreement. The Credit Agreement contains customary covenants that preclude us, among other things, from making material changes to the nature and scope of our business, entering into liquidation, merger or consolidation agreements in which we would not be the surviving entity, acquiring another company or entity for which we would pay more than $30 million, or incurring indebtedness in excess of $10 million with a third party outside the scope of the Credit Agreement. The Credit Agreement contains financial covenants requiring that our tangible net worth must be at least $70 million and our unencumbered liquid assets must be at least $50 million. We must certify our compliance with these covenants while any advances remain outstanding under this agreement.

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

Revenue Recognition and Presentation. We engage in transactions where we sell consigned inventory to third parties and where we provide licensees with inventory. We evaluate these transactions and determine if the costs and revenue should be presented on a gross or net basis. In making this determination, we primarily consider the following: (1) we are not adding value to the inventory through our manufacturing processes, (2) we do not take risk of ownership of the inventory and (3) our net revenue from the transaction is predefined. In situations where these conditions are met, we net the expense of the components against the revenue from the transaction.

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

Inventory and Inventory Reserves. We value our inventory at standard cost and review our inventory for quantities in excess of production requirements and for obsolescence. We maintain a reserve for excess, slow moving and obsolete inventory, as well as for inventory with a carrying value in excess of its market value. We review inventory on hand quarterly and record a provision for excess, slow moving and obsolete inventory, if necessary. The review is based on several factors, including a current assessment of future product demand, historical experience and market conditions. If actual conditions are less favorable than those that we projected, additional inventory reserves may be required.

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

Southland Earn-Out Consideration. As part of the purchase of Southland, we are required to pay up to $7 million to the sellers if certain financial goals are achieved over the two years subsequent to closing the acquisition. We must estimate, on a quarterly basis, if these goals will be met, but final determination of achieving the goals will only be known on the first and second anniversary dates of the closing date. As a result, from quarter to quarter, changes in our estimates could result in reversing or recognizing significant amounts of compensation expense. In addition, the sellers may elect to receive payment in either cash or stock. We must, based on our current stock price compared to the earn-out exercise price, predict which form of payment the sellers will elect to receive. If our stock price is not an accurate indicator of the sellers’ eventual election, our total liabilities could be misstated.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 for our nonfinancial assets and liabilities to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS 141R. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

Subsequent Events

NASDAQ Independence Rules

Harvey B. (Berry) Cash did not stand for re-election to our Board of Directors, and his term ended effective April 17, 2008. The Nominating and Governance Committee of the Board of Directors has commenced a search for an independent director to replace Mr. Cash. We currently are not in compliance with the NASDAQ Marketplace Rules, which require that three independent directors serve on our Audit Committee, but we expect to be in compliance by the end of the cure period permitted by the NASDAQ rules.

Settlement of Kentron Litigation

Effective April 22, 2008, we entered into a settlement and purchase agreement with Kentron Technologies, Inc. and Mr. Chris Karabatsos, resolving our pending litigation regarding our ArctiCore technologies. The settlement includes the sale by Kentron and Karabatsos of certain of their intellectual property to Entorian so that Entorian may pursue standardization of its ArctiCore technologies with the JEDEC Solid State Technology Association, an industry standards-setting organization.

Manufacturing

On May 7, 2008, we notified employees and applicable governmental entities that we are transferring the remainder of our manufacturing operation from Irvine, California to Reynosa, Mexico. We will begin this transition in the second quarter of 2008 and expect to complete it by the end of the third quarter. We will be eliminating approximately 60 positions in Irvine as a result of this transition. We will maintain an office in Irvine for sales and other administrative positions.

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

Foreign Currency Exchange Risk. Most of our transactions are denominated in U.S. dollars. The functional currency of our subsidiary in Mexico is the U.S. dollar. As a result, we have very little exposure to currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe that our currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of March 31, 2008, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At March 31, 2008, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

ITEM 4.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management as of the end of the period covered by this quarterly report based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and excluding the controls performed at our Southland subsidiary, that our disclosure controls and procedures were effective for this purpose. This assessment excludes the controls performed at our Southland subsidiary because we acquired it in the second half of 2007. While we are addressing Southland’s controls and procedures, we are permitted to exclude an acquisition from our assessment of internal controls over financial reporting if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

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

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On March 8, 2007, we filed an action in the U.S. District Court for the District of Massachusetts, Boston Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding us and our ArctiCore technologies that we proposed to the JEDEC Solid State Technology Association for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constituted unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by us, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. On April 22, 2008, we settled this litigation. See Note 12 – Subsequent Event. In anticipation of this settlement, we recorded a charge of $0.6 million in selling, general and administrative expense during the first quarter of 2008.

As of March 31, 2008, we were not involved in any other material legal proceedings.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following additional factors:

•	the timing and volume of orders received from our customers;

•	market demand for, and changes in the average sales prices of, our products and technologies;

•

the rate of qualification and adoption of our products and technologies including, but not limited to, the transition from DDR-1 to DDR-2 technologies, as well as from DDR-2 to DDR-3 technologies, and from leaded to non-leaded packages;

•	a shortage of memory chips, which may negatively impact our ability to fulfill customer orders;

•

the impact of transitions from current-generation products to next-generation products, with each transition resulting in lower unit volumes of memory products to produce the same amount of memory capacity. This is partially offset by increasing demand for memory capacity with each new generation of systems;

•	the increasing adoption of planar and dual-die solutions by OEMs as well as memory suppliers, instead of adopting our solutions;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our solutions;

•	changes in OEMs’ memory and DIMM buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	changes in our products and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture memory and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	new packaging types that we do not support;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 62% of our total revenue during the three months ended March 31, 2008, 75% of our total revenue in 2007 and 89% of our total revenue in 2006. In particular, Micron and SMART accounted for 18%, and 17%, respectively, of our total revenue in the first quarter of 2008. Most of the markets for our current products and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

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

To date, we have derived nearly all of our revenue from sales or licenses of our Stakpak and memory module solutions, and we expect these solutions to continue to account for a large portion of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, financial condition and results of operations could be adversely affected by:

•	any decline in demand for our Stakpak or memory module solutions;

•	failure of our products and technologies to achieve continued market acceptance;

•

the introduction of products and technologies that can serve as a substitute for, replacement of or represent an improvement over, our products and technologies such as planar solutions for small packages or dual-die solutions that do not require stacking;

•	technological innovations that we are unable to address with our products and technologies; and

•	any inability by us to release new products or enhanced versions of our existing products and technologies on a timely basis or the failure of our products to achieve market acceptance.

The average selling prices of our products and technologies could decrease rapidly, which may negatively impact our revenue and gross margins.

We may experience substantial period-to-period fluctuations in our future revenue and operating results due to a decline in the average selling prices for our products and technologies. From time to time, we reduce the average unit price of our products and technologies in anticipation of future competitive pricing pressures, declining memory chip prices, introductions of new products and technologies by us or our memory suppliers and other factors. The high-density memory market is extremely cost sensitive due to potentially high-order volumes combined with memory buyers’ expectations for aggressive price reductions over time. As a consequence, the average selling prices of monolithic memory chips historically have declined as new product generations are commercialized. We expect that these factors will continue to create downward pressure on our average selling prices, which may, in turn, negatively impact our revenue and gross margins, particularly if we are unable to offset reductions in average selling prices by increasing our unit volumes or reducing our manufacturing costs. To maintain our gross margins, we will need to develop and introduce new products and technologies on a timely basis and continually reduce our costs. Our failure to do so could cause our revenue and gross margins to decline.

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

In addition, some of our significant customers are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements offering a more complete or cost-effective product, despite the technical merits or advantages of our products or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new services and technologies that may offer greater performance and improved pricing, any of which could cause a decline in revenue or loss of market acceptance of our products. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our products or technologies obsolete or uncompetitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our revenue, lower our gross profits or decrease our market share.

If our products and technologies are used in defective products or include defective parts, we may be subject to product liability or other claims.

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

As part of our growth and product diversification strategy, we will evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. For example, we acquired Southland, a provider of memory products and services for leading OEMs, on August 31, 2007. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution by increasing revenue associated with our other solutions, such as High Performance Stakpak, ArctiCore and other memory modules, and by developing other new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

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

Our research and development efforts are focused primarily on furthering the technologies related to our non-leaded solutions and other new product initiatives. If the development of these technologies is delayed or abandoned, or if these new technologies fail to achieve market acceptance, our growth prospects, financial condition, results of operations and competitive position could be adversely affected. Furthermore, if markets for these new technologies develop later than we anticipate, or do not develop at all, demand for our solutions that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

We currently manufacture virtually all of our Stakpak units in Mexico, and we expect to manufacture all of our memory modules in Mexico when we complete moving our manufacturing equipment from Irvine, California to Mexico. The relocation of our operations, and any future growth of our operations, may place a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

In addition, this facility in Mexico is exposed to certain risks as a result of its location, including:

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

We currently manufacture virtually all of our Stakpak products at our manufacturing facility in Mexico, and we expect to manufacture all of our memory modules in Mexico when we complete moving our manufacturing equipment from Irvine, California to Mexico. This facility is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of March 31, 2008, 128, or 64%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

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

As of March 31, 2008, the remaining residual value of the customer relationship intangible asset associated with this contract was $0.4 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. We may have to record an impairment charge for some or all of the value of this asset, depending upon the amount of royalties Samsung pays to us, since unanticipated reductions in the future cash flow from this contract may cause an impairment. As of March 31, 2008, no impairment had been recorded.

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

Funds associated with our auction rate securities may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an impairment charge.

As discussed in Note 2 to the Consolidated Condensed Financial Statements included in this Quarterly Report, our investment securities consist of auction rate securities, which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. In addition, if this liquidity issue persists, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other than temporary, we would recognize an impairment charge in our statement of operations, which could be material and which could adversely affect our financial results. Finally, if our circumstances changed and we were obligated to sell the securities in a secondary market or borrow against them, it would likely be on terms unfavorable to us.

Austin Ventures controls us, and will continue to control us, as long as it beneficially owns a majority of our common stock.

Austin Ventures beneficially owns approximately 78% of our outstanding common stock. Because Austin Ventures and its affiliates own more than 50% of our common stock, we are considered a “controlled company” under NASD Marketplace Rule 4350(c)(5), and we are exempt from NASD rules that would otherwise require that our board of directors consist of a majority of independent directors. As a “controlled company,” we also are exempt from NASD rules that require the compensation of officers and the nomination of company directors be determined by a committee of independent directors or a majority of independent directors. Our board of directors currently consists of six directors, of which two qualify as independent directors under NASD rules. As long as Austin Ventures beneficially owns a majority of our outstanding common stock, Austin Ventures will continue to be able to elect all members of our board of directors. Purchasers of our common stock will not be able to affect the outcome of any stockholder vote until Austin Ventures beneficially owns less than a majority of our outstanding common stock. As a result, Austin Ventures will control all matters affecting us, including:

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

We have been in the process of obtaining adoption of our ArctiCore technologies as a standard in the electronics industry by the JEDEC Solid State Technology Association (JEDEC). JEDEC policies and procedures require that member companies disclose any intellectual property they own and of which they are aware that may infringe a proposed standard. Kentron Technologies, Inc. (Kentron) and Chris Karabatsos, a principal of Kentron, have stated that they believe our ArctiCore technologies infringe on a pending patent application they have filed with the United Stated Patent and Trademark Office, which has not been publicly disclosed, but they have refused to disclose a complete copy of this patent application to either JEDEC or to us. Their allegations cannot be evaluated without disclosure of their pending patent application. Certain members of JEDEC have expressed concern regarding these allegations, which has resulted in a delay of the standardization of our ArctiCore technologies by JEDEC. In response to their actions, we initiated legal action against Kentron and the principal, which is more fully described in Part II, Item I—Legal Proceedings.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States as a percentage of our total revenue was 26% during the first quarter of 2008, 18% in 2007 and 22% in 2006. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January	—	—	—	Approx. $7.0 million
February	—	—	—	Approx. $7.0 million
March	46,838	$1.33	46,838	Approx. $7.0 million

Total	46,838	$1.33	46,838

(1)	On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program for up to $15.0 million to purchase shares of our common stock. On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Certificate of Ownership and Merger	8-K	000-50533	3.1	2/27/08

3.3	Amended and Restated Bylaws					X

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman
President and Chief Executive Officer
Date: May 14, 2008

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: May 14, 2008