Form 10-K/A
period 2007-12-31
ENTORIAN TECHNOLOGIES INC
filed 2008-08-14
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2008, was 46,855,781.

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Entorian Technologies Inc. (the “Company”), as filed by the Company on March 14, 2008 (the “Original Filing”), and is being filed to enhance information in Item 9A, modify Exhibits 31.1, 31.2, 32.1 and 32.2, as well as provide information on events that occurred after the Company filed the Original Filing. In addition, an updated Auditor’s Consent is being filed as Exhibit 23.2. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.

This Amendment No. 1 should be read in connection with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.

PART I

ITEM 1.	BUSINESS

Staktek Holdings, Inc. was originally formed by two investment funds affiliated with Austin Ventures, L.P. in May 2003 for the purpose of acquiring Staktek Corporation (the Predecessor Company), which was incorporated in Texas in June 1990. In August 2003, we acquired by merger Staktek Corporation, which survives as our wholly owned subsidiary. We refer to our acquisition of Staktek Corporation throughout this Annual Report on Form 10-K as the “Staktek acquisition.” In February 2008, we changed our name to Entorian Technologies Inc. In addition, the terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles and the Predecessor Company.

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

Events Subsequent to Filing the Original 10-K

Settlement of Kentron Litigation

On April 22, 2008, we entered into a settlement and purchase agreement with Kentron Technologies, Inc. and Mr. Chris Karabatsos for approximately $0.6 million, which we recorded during the first quarter of 2008, resolving our pending litigation regarding our ArctiCore technologies. The settlement included the sale by Kentron and Karabatsos of certain of their intellectual property to us so that we may pursue standardization of our ArctiCore technologies with JEDEC.

Samsung License Agreement

We have a license arrangement with Samsung, pursuant to which we have licensed certain technologies to Samsung, and Samsung provides to us quarterly reports of its license usage and pays corresponding royalty amounts in accordance with the terms of the agreement. We have primarily relied on these reports from Samsung and subsequent cash payment to record revenue from this license agreement.

Recently, Samsung sent us a letter asserting that it made errors in the royalty reports that it previously delivered to us during the period beginning in the fourth quarter of 2005 and ending in the first quarter of 2008. Samsung believes that these errors resulted in an overpayment to us of an aggregate of approximately $2.9 million, and Samsung has requested that we refund this amount. Samsung paid to us a total of $14.2 million during this time period. Samsung subsequently informed us that it recently discovered it has been shipping two different types of packaging for the same chip for which it assigned the same part number, and Samsung asserts that one of the two types is not subject to our license agreement.

At this time, we do not feel the information provided by Samsung is sufficient to support its refund request and believe our revenue recognition is correct. Additionally, we do not have sufficient information to determine any other rights that we may have with respect to this matter.

Acquisition of Augmentix Corporation

On July 11, 2008, we, August Merger Sub Corporation, one of our wholly owned subsidiaries (Merger Sub), Augmentix Corporation (Augmentix) and Centennial Ventures VII, L.P., as the stockholder representative (the Stockholder Representative), entered into an Agreement and Plan of Merger (the Merger Agreement), under which Merger Sub would be merged with and into Augmentix (the Merger), with Augmentix continuing after the Merger as the surviving corporation and our wholly owned subsidiary. On July 14, 2008 (the Effective Time), we completed this acquisition.

Under the Merger Agreement, we acquired all of the outstanding ownership interests in Augmentix. We paid $23.5 million in cash and issued approximately $10.7 million in convertible notes, for total consideration of approximately $34.2 million, including certain post-closing adjustments based on Augmentix’s working capital.

As a condition to the acquisition, we entered into an escrow agreement with the Stockholder Representative and Wells Fargo Bank, N.A., as escrow agent, whereby an escrow fund in the amount of approximately $4.3 million in cash and notes was deposited into an escrow account from the proceeds of the acquisition as security for certain conditions and indemnification obligations of Augmentix’s stockholders under the Merger Agreement. This amount held in escrow is subject to release over a period of two years, less any amounts for unresolved and settled claims.

Immediately prior to the Effective Time, all of the unexercised outstanding options to acquire the common stock of Augmentix under its stock option plan, whether vested or unvested, were either exercised or terminated and cancelled, and we did not assume these Augmentix stock options. We issued approximately 1.5 million new options to purchase Entorian common stock to Augmentix employees as of the Effective Time, and agreed to pay approximately $0.5 million in retention bonuses to certain Augmentix employees over the 18-month period following the Effective Time.

The Merger Agreement contains representations, warranties and indemnities customary for transactions of this type. The foregoing summary of certain terms of the Merger Agreement does not purport to be complete, and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to Form 8-K on July 16, 2008.

Prior to entering into the Merger Agreement, Austin Ventures owned approximately 78% of our outstanding common stock and approximately 55% of Augmentix’s outstanding common stock. On a diluted basis, the ownership shares were 77% and 46%, respectively. As a result of the convertible notes that we issued to Augmentix stockholders in the acquisition, Austin Ventures holds approximately $7 million of our convertible notes. In addition, two representatives of Austin Ventures, Joseph Marengi and Krishna Srinivasan, served on Augmentix’s Board of Directors prior to our acquisition. Mr. Marengi has served on our Board of Directors since 2007, and Mr. Srinivasan joined our Board of Directors following the acquisition.

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

Events Subsequent to Filing the Original 10-K

Settlement of Kentron Litigation

On April 22, 2008, we entered into a settlement and purchase agreement with Kentron Technologies, Inc. and Mr. Chris Karabatsos for approximately $0.6 million, which we recorded during the first quarter of 2008, resolving our pending litigation regarding our ArctiCore technologies. The settlement included the sale by Kentron and Karabatsos of certain of their intellectual property to us so that we may pursue standardization of our ArctiCore technologies with JEDEC.

Samsung License Agreement

We have a license arrangement with Samsung, pursuant to which we have licensed certain technologies to Samsung, and Samsung provides to us quarterly reports of its license usage and pays corresponding royalty amounts in accordance with the terms of the agreement. We have primarily relied on these reports from Samsung and subsequent cash payment to record revenue from this license agreement.

Recently, Samsung sent us a letter asserting that it made errors in the royalty reports that it previously delivered to us during the period beginning in the fourth quarter of 2005 and ending in the first quarter of 2008. Samsung believes that these errors resulted in an overpayment to us of an aggregate of approximately $2.9 million, and Samsung has requested that we refund this amount. Samsung paid to us a total of $14.2 million during this time period. Samsung subsequently informed us that it recently discovered it has been shipping two different types of packaging for the same chip for which it assigned the same part number, and Samsung asserts that one of the two types is not subject to our license agreement.

At this time, we do not feel the information provided by Samsung is sufficient to support its refund request and believe our revenue recognition is correct. Additionally, we do not have sufficient information to determine any other rights that we may have with respect to this matter.

Acquisition of Augmentix Corporation

On July 11, 2008, we, August Merger Sub Corporation, one of our wholly owned subsidiaries (Merger Sub), Augmentix Corporation (Augmentix) and Centennial Ventures VII, L.P., as the stockholder representative (the Stockholder Representative), entered into an Agreement and Plan of Merger (the Merger Agreement), under which Merger Sub would be merged with and into Augmentix (the Merger), with Augmentix continuing after the Merger as the surviving corporation and our wholly owned subsidiary. On July 14, 2008 (the Effective Time), we completed this acquisition.

Under the Merger Agreement, we acquired all of the outstanding ownership interests in Augmentix. We paid $23.5 million in cash and issued approximately $10.7 million in convertible notes, for total consideration of approximately $34.2 million, including certain post-closing adjustments based on Augmentix’s working capital.

As a condition to the acquisition, we entered into an escrow agreement with the Stockholder Representative and Wells Fargo Bank, N.A., as escrow agent, whereby an escrow fund in the amount of approximately $4.3 million in cash and notes was deposited into an escrow account from the proceeds of the acquisition as security for certain conditions and indemnification obligations of Augmentix’s stockholders under the Merger Agreement. This amount held in escrow is subject to release over a period of two years, less any amounts for unresolved and settled claims.

Immediately prior to the Effective Time, all of the unexercised outstanding options to acquire the common stock of Augmentix under its stock option plan, whether vested or unvested, were either exercised or terminated and cancelled, and we did not assume these Augmentix stock options. We issued approximately 1.5 million new options to purchase Entorian common stock to Augmentix employees as of the Effective Time, and agreed to pay approximately $0.5 million in retention bonuses to certain Augmentix employees over the 18-month period following the Effective Time.

The Merger Agreement contains representations, warranties and indemnities customary for transactions of this type. The foregoing summary of certain terms of the Merger Agreement does not purport to be complete, and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to Form 8-K on July 16, 2008.

Prior to entering into the Merger Agreement, Austin Ventures owned approximately 78% of our outstanding common stock and approximately 55% of Augmentix’s outstanding common stock. On a diluted basis, the ownership shares were 77% and 46%, respectively. As a result of the convertible notes that we issued to Augmentix stockholders in the acquisition, Austin Ventures holds approximately $7 million of our convertible notes. In addition, two representatives of Austin Ventures, Joseph Marengi and Krishna Srinivasan, served on Augmentix’s Board of Directors prior to our acquisition. Mr. Marengi has served on our Board of Directors since 2007, and Mr. Srinivasan joined our Board of Directors following the acquisition.

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

21. Event (Unaudited) Subsequent to the Date of the Independent Auditor’s Report

Settlement of Kentron Litigation

On April 22, 2008, we entered into a settlement and purchase agreement with Kentron Technologies, Inc. and Mr. Chris Karabatsos for approximately $0.6 million, which we recorded during the first quarter of 2008, resolving our pending litigation regarding our ArctiCore technologies. The settlement included the sale by Kentron and Karabatsos of certain of their intellectual property to us so that we may pursue standardization of our ArctiCore technologies with JEDEC.

Samsung License Agreement

We have a license arrangement with Samsung, pursuant to which we have licensed certain technologies to Samsung, and Samsung provides to us quarterly reports of its license usage and pays corresponding royalty amounts in accordance with the terms of the agreement. We have primarily relied on these reports from Samsung and subsequent cash payment to record revenue from this license agreement.

Recently, Samsung sent us a letter asserting that it made errors in the royalty reports that it previously delivered to us during the period beginning in the fourth quarter of 2005 and ending in the first quarter of 2008. Samsung believes that these errors resulted in an overpayment to us of an aggregate of approximately $2.9 million, and Samsung has requested that we refund this amount. Samsung paid to us a total of $14.2 million during this time period. Samsung subsequently informed us that it recently discovered it has been shipping two different types of packaging for the same chip for which it assigned the same part number, and Samsung asserts that one of the two types is not subject to our license agreement.

At this time, we do not feel the information provided by Samsung is sufficient to support its refund request and believe our revenue recognition is correct. Additionally, we do not have sufficient information to determine any other rights that we may have with respect to this matter.

Acquisition of Augmentix Corporation

On July 11, 2008, we, August Merger Sub Corporation, one of our wholly owned subsidiaries (Merger Sub), Augmentix Corporation (Augmentix) and Centennial Ventures VII, L.P., as the stockholder representative (the Stockholder Representative), entered into an Agreement and Plan of Merger (the Merger Agreement), under which Merger Sub would be merged with and into Augmentix (the Merger), with Augmentix continuing after the Merger as the surviving corporation and our wholly owned subsidiary. On July 14, 2008 (the Effective Time), we completed this acquisition.

Under the Merger Agreement, we acquired all of the outstanding ownership interests in Augmentix. We paid $23.5 million in cash and issued approximately $10.7 million in convertible notes, for total consideration of approximately $34.2 million, including certain post-closing adjustments based on Augmentix’s working capital.

As a condition to the acquisition, we entered into an escrow agreement with the Stockholder Representative and Wells Fargo Bank, N.A., as escrow agent, whereby an escrow fund in the amount of approximately $4.3 million in cash and notes was deposited into an escrow account from the proceeds of the acquisition as security for certain conditions and indemnification obligations of Augmentix’s stockholders under the Merger Agreement. This amount held in escrow is subject to release over a period of two years, less any amounts for unresolved and settled claims.

Immediately prior to the Effective Time, all of the unexercised outstanding options to acquire the common stock of Augmentix under its stock option plan, whether vested or unvested, were either exercised or terminated and cancelled, and we did not assume these Augmentix stock options. We issued approximately 1.5 million new options to purchase Entorian common stock to Augmentix employees as of the Effective Time, and agreed to pay approximately $0.5 million in retention bonuses to certain Augmentix employees over the 18-month period following the Effective Time.

The Merger Agreement contains representations, warranties and indemnities customary for transactions of this type. The foregoing summary of certain terms of the Merger Agreement does not purport to be complete, and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to Form 8-K on July 16, 2008.

Prior to entering into the Merger Agreement, Austin Ventures owned approximately 78% of our outstanding common stock and approximately 55% of Augmentix’s outstanding common stock. On a diluted basis, the ownership shares were 77% and 46%, respectively. As a result of the convertible notes that we issued to Augmentix stockholders in the acquisition, Austin Ventures holds approximately $7 million of our convertible notes. In addition, two representatives of Austin Ventures, Joseph Marengi and Krishna Srinivasan, served on Augmentix’s Board of Directors prior to our acquisition. Mr. Marengi has served on our Board of Directors since 2007, and Mr. Srinivasan joined our Board of Directors following the acquisition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management as of the end of the period covered by this annual report based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Report), and excluding the controls performed at our Southland subsidiary, that our disclosure controls and procedures were effective for this purpose. This assessment excludes the controls performed at our Southland subsidiary because we acquired it in the second half of 2007. Southland’s total assets and total revenue represent 24% of our total assets and 16% of our total revenue, respectively, as of December 31, 2007. While we are addressing Southland’s controls and procedures, we are permitted to exclude an acquisition for our assessment of internal controls over financial reporting if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the COSO Report. Based on this assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. As set forth in more detail above in this Item 9A, our assessment excludes our Southland subsidiary, because we acquired it in the second half of 2007.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

(b)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of August 21, 2007, among Staktek Holdings, Inc., Southland Micro Systems, Inc. and certain other parties thereto	8-K	000-50553	2.1	9/5/07

2.2	Escrow Agreement, dated as of August 31, 2007, among Staktek Holdings, Inc., Wells Fargo Bank, N.A., and John R. Meehan	8-K	000-50553	2.2	9/5/07

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.1.1	Certificate of Ownership and Merger	8-K	000-50553	3.1	2/27/08

3.2	Amended and Restated Bylaws	10-Q	000-50553	3.3	5/15/08

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Entorian Technologies Inc. 2003 Stock Option Plan, as amended to date	14C	000-50553		2/26/08

10.2*	Entorian Technologies Inc. 2006 Equity-Based Compensation Plan	S-8	33-133494	99.1	4/24/06

10.3*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.4	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.5**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.6	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.7	Lease Agreement, dated August 31, 2007, among Staktek Group L.P. and Meehan Holdings LLC	10-K	000-50553	10.7	3/14/08

10.8*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Wayne R. Lieberman	8-K	000-50553	10.1	10/26/05

10.9*	Amended and Restated Executive Employment Agreement, dated March 12, 2008, among Staktek Holdings, Inc. and W. Kirk Patterson	10-K	000-50553	10.9	3/14/08

10.10*	Amended and Restated Executive Employment Agreement, dated March 12, 2008, among Staktek Holdings, Inc. and Stephanie A. Lucie	10-K	000-50553	10.10	3/14/08

10.11*	Form of Indemnification Agreement for Entorian Technologies Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.12*	Entorian Technologies Inc. Medical Retiree Plan	10-K	000-50553	10.9	3/9/05

10.13*	Staktek Amended and Restated 2007 Bonus Incentive Plan	8-K	000-50553	99.1	11/6/07

10.14	Loan Agreement, dated March 10, 2005, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	5/11/05

10.15	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005	10-Q	000-50553	10.2	5/11/05

10.16	Guaranty Agreement, dated March 10, 2005, between Staktek Group, L.P. and Guarantee Bank	10-Q	000-50553	10.3	5/11/05

10.17	Amendment No. 3 to Loan Agreement, dated July 25, 2007, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	8/14/07

10.18*	Offer Letter between Staktek Holdings, Inc. and Joseph A. Marengi	8-K	000-50553	10.1	10/17/07

14.1	Code of Conduct	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries	10-K	000-50553	21.1	3/14/08

23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-50553	23.1	3/14/08

23.2	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney	10-K	000-50553	24.1	3/14/08

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* —Constitutes	management contract or compensatory arrangement
** —Confidential	treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

By:	/s/ WAYNE R. LIEBERMAN

Wayne R. Lieberman Chief Executive Officer
Date: August 13, 2008

By:	/s/ W. KIRK PATTERSON

W. Kirk Patterson Senior Vice President and Chief Financial Officer
Date: August 13, 2008