Form 10-Q
period 2008-06-30
ENTORIAN TECHNOLOGIES INC
filed 2008-08-14
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2008, was 46,870,883.

ENTORIAN TECHNOLOGIES INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2008

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,005	$34,013
Investments	4,145	27,912
Accounts receivable	5,095	5,681
Inventories	3,928	2,921
Prepaid expenses	933	633
Income tax recoverable	1,924	1,969
Deferred tax asset	148	143
Other current assets	1,347	916

Total current assets	58,525	74,188
Property, plant and equipment, net	8,072	9,212
Long-term investments	7,038	—
Goodwill	4,953	4,953
Other intangible assets, net	9,178	10,826
Other assets	46	234

Total assets	$87,812	$99,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,536	$3,348
Accrued compensation	1,989	1,428
Accrued liabilities	2,112	3,056
Current maturities of capitalized lease obligations	21	21

Total current liabilities	5,658	7,853
Capitalized lease obligations, less current maturities	44	54
Other accrued liabilities	181	199
Deferred tax liabilities	37	38
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2008 and December 31, 2007; 53,175,261 shares and 52,876,038 shares issued at June 30, 2008 and December 31, 2007, respectively	53	52
Additional paid-in capital	164,677	163,298
Treasury stock, at cost; 6,304,378 shares and 6,172,650 shares at June 30, 2008 and December 31, 2007, respectively	(25,751)	(25,601)
Accumulated other comprehensive income (loss)	(698)	44
Accumulated deficit	(56,389)	(46,524)

Total stockholders’ equity	81,892	91,269

Total liabilities and stockholders’ equity	$87,812	$99,413

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue:
Product	$7,677	$7,464
License	1,236	775

Total revenue	8,913	8,239
Cost of revenue:
Product (1)	8,382	5,729
Amortization and impairment of acquisition intangibles	763	1,103

Total cost of revenue	9,145	6,832

Gross profit (loss)	(232)	1,407

Operating expenses:
Selling, general and administrative (1)	2,727	3,389
Research and development (1)	1,093	1,493
Restructuring	214	—
Amortization of acquisition intangibles	167	138

Total operating expenses	4,201	5,020

Loss from operations	(4,433)	(3,613)

Other income (expense):
Interest income	352	839
Interest expense	(3)	(6)
Other, net	29	(21)

Total other income, net	378	812

Loss before income taxes	(4,055)	(2,801)
Provision (benefit) for income taxes	(52)	1,307

Net loss	$(4,003)	$(4,108)

Loss per share:
Basic	$(0.09)	$(0.09)

Diluted	$(0.09)	$(0.09)

Shares used in computing loss per share:
Basic	46,763	47,380
Diluted	46,763	47,380

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$84	$110
Selling, general and administrative expense	$494	$1,273
Research and development expense	$111	$238

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Six Months Ended June 30,
	2008	2007
Revenue:
Product	$14,889	$14,646
License	2,636	2,271

Total revenue	17,525	16,917
Cost of revenue:
Product (1)	17,295	11,577
Amortization and impairment of acquisition intangibles	1,351	2,803

Total cost of revenue	18,646	14,380

Gross profit (loss)	(1,121)	2,537

Operating expenses:
Selling, general and administrative (1)	6,956	6,728
Research and development (1)	2,397	3,269
Restructuring	214	—
Amortization of acquisition intangibles	353	276

Total operating expenses	9,920	10,273

Loss from operations	(11,041)	(7,736)

Other income (expense):
Interest income	858	1,675
Interest expense	(6)	(8)
Other, net	57	(53)

Total other income, net	909	1,614

Loss before income taxes	(10,132)	(6,122)
Provision (benefit) for income taxes	(267)	922

Net loss	$(9,865)	$(7,044)

Loss per share:
Basic	$(0.21)	$(0.15)

Diluted	$(0.21)	$(0.15)

Shares used in computing loss per share:
Basic	46,750	47,414
Diluted	46,750	47,414
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$167	$211
Selling, general and administrative expense	$968	$2,513
Research and development expense	$231	$484

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,865)	$(7,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment of intangibles	3,654	4,727
Stock-based compensation expense	1,366	3,208
Other non-cash charges	183	219
Deferred income taxes	(6)	561
Net change in operating assets and liabilities	(3,200)	(49)

Net cash provided by (used in) operating activities	(7,868)	1,622

Cash flows from investing activities:
Purchases of investments	(4,418)	(16,582)
Sales and maturities of investments	20,381	21,175
Additions to property, plant and equipment	(834)	(314)
Proceeds from sale of equipment	5	60
Patent application costs	(198)	(245)

Net cash provided by investing activities	14,936	4,094

Cash flows from financing activities:
Net proceeds from the issuance of common stock	84	89
Excess tax benefit related to the exercise of employee stock options	—	46
Share repurchases	(150)	(2,794)
Payments on capitalized lease obligations	(10)	(9)

Net cash used in financing activities	(76)	(2,668)

Net increase in cash and cash equivalents	6,992	3,048

Cash and cash equivalents at beginning of period	34,013	40,797

Cash and cash equivalents at end of period	$41,005	$43,845

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Entorian Technologies Inc., formerly Staktek Holdings, Inc. (we, us, our), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. In addition, operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 14, 2008.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 for our non-financial assets and liabilities to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the future business combinations that we may pursue after its effective date.

2.	Recently Effective Accounting Standards

On January 1, 2008, we adopted SFAS 157 for our financial assets. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at June 30, 2008 Using:
Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$11,183	$1,645	$—	$9,538

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$—
Transfers in (out) of Level 3	10,250
Total losses included in other comprehensive loss	(712)
Purchases, issuances and settlements	—

Balance at June 30, 2008	$9,538

We have included our investments related to auction rate securities (ARS) of approximately $9.5 million in the Level 3 category. Our auction rate securities have historically traded at par and are callable at par at the option of the issuer. As of June 30, 2008, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our auction rate securities were valued based on a pricing model that included certain assumptions, such as our ARS tax-exempt status, an interest rate of 175% of the S&P index, a discount rate of approximately 4.7%, credit quality, a maturity date of four to five years, insurance wraps and the portfolio composition. Based on this assessment of fair value, as of June 30, 2008, we determined there was a decline in the fair value of our ARS investments of approximately $0.7 million, which we deemed temporary and recorded in other comprehensive loss due to our intent to hold these securities until we can realize the par value. See Note 3, “Investments,” for additional information regarding our auction rate securities.

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

3.	Investments

As of June 30, 2008, we held approximately $9.5 million of auction rate securities (ARS). Of this total, we classified approximately $7.0 million as non-current investments, in the Level 3 category, and approximately $2.5 million as short-term investments, as explained in more detail below.

Our auction rate securities have historically traded at par and are callable at par at the option of the issuer. As of June 30, 2008, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our auction rate securities were valued based on a pricing model that included certain assumptions, such as our ARS tax-exempt status, an interest rate of 175% of the S&P index, a discount rate of approximately 4.7%, credit quality, a maturity date of four to five years, insurance wraps and the portfolio composition. Based on this assessment of fair value, as of June 30, 2008, we determined there was a decline in the fair value of our ARS investments of approximately $0.7 million, which we deemed temporary and recorded in other comprehensive loss due to our intent and ability to hold these securities until we can realize the par value.

The final maturity dates of the ARS that we own are between 2029 and 2041 and the securities are rated Aaa and AA. Approximately 71% of our ARS is guaranteed by the federal government under the Federal Family Education Loans Program (FFELP). The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 29% of our ARS are private loans, of which 85% are insured.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate according to the applicable investment offering document. As of June 30, 2008, the maximum auction rates for our ARS ranged from 2.9% to 7.0%. Through June 30, 2008, we have continued to receive interest payments on our ARS in accordance with their terms and believe we will continue to receive interest payments as long as we hold these securities. We cannot predict how long they will remain illiquid and whether we will be able to liquidate them prior to their maturities at prices approximating their face amounts. Certain issuers have notified us that they expect to redeem their auction-rate securities within the next 12 months, which is the reason we have classified $2.5 million of our auction rate securities as short-term investments as of

June 30, 2008. In addition, during August 2008, the investment firm through which we hold our ARS has notified us that it will be redeeming auction rate securities at par value over a two-year period, beginning in the fourth quarter of 2008, and for clients with immediate liquidity needs, it will be providing loans for up to 100% of the par value of the auction rate securities.

4.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	June 30, 2008	December 31, 2007
Raw materials	$3,000	$2,565
Work in process	27	15
Finished goods	901	341

	$3,928	$2,921

At June 30, 2008 and December 31, 2007, our reserve for excess, slow-moving and obsolete inventory was approximately $1.5 million and $0.8 million, respectively.

5.	Other Intangible Assets

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

We evaluate the recoverability of losses on intangible assets when events or changes in circumstances indicate that their carrying value may not be recoverable. When these factors and circumstances exist, we compare the projected undiscounted future cash flows of these assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on undiscounted cash flows. As of June 30, 2008, as a result of the anticipated reduction in the future cash flow from our license agreement with Samsung Electronics Co., Ltd. (Samsung), we impaired the remaining residual value of the customer relationship intangible asset and recorded a charge of approximately $0.2 million, which is included in Amortization and impairment of acquisition intangibles in cost of revenue. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship.

6.	Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income and the application of a valuation allowance for certain deferred tax assets for which we believe there is uncertainty regarding their realization. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. The provision for income taxes may include amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of our income tax returns. We recorded a benefit for income taxes of $0.3 million during the six months ended June 30, 2008 and we recorded a provision for income taxes of $0.9 million during the six months ended June 30, 2007.

For the six months ended June 30, 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization. For the six months ended June 30 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance against our net U.S. deferred tax assets.

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

We had no liability for unrecognized tax benefits at December 31, 2007 or June 30, 2008. In the event we have unrecognized tax benefits, we will recognize the related accrued interest and penalties as income tax expense.

7.	Restructuring

During the three months ended June 30, 2008, we recorded a restructuring charge of approximately $0.2 million due to a workforce reduction of approximately 60 positions as a result of transferring our manufacturing operations in Irvine, California to Reynosa, Mexico. We expect to incur an additional charge of approximately $0.1 million during the third quarter of 2008. We expect to complete the transition by the end of the third quarter and will maintain an office in Irvine for sales and other administrative positions. The following table details the changes in the related restructuring accrual (in thousands) during the six months ended June 30, 2008:

Restructuring accrual at December 31, 2007	$—
Restructuring expenses accrued	214
Payments of restructuring expenses	—

Restructuring accrual at June 30, 2008	$214

8.	Commitments and Contingencies

At June 30, 2008, approximately 72% of our employees in Mexico, or approximately 47% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

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

Southland Earn-Out Consideration

As part of our purchase of Southland on August 31, 2007, we offered compensation of up to $7 million to the sellers if certain financial goals are achieved over the two years subsequent to closing the acquisition. We must estimate, on a quarterly basis, if these goals will be met, but final determination of achieving the goals will only be known on the first and second anniversary dates of the effective date. As a result, from quarter to quarter, changes in our estimates could result in reversing or recognizing significant amounts of compensation expense. In addition, the sellers may elect to receive payment in either cash or stock. We must, based on our current stock price compared to the earn-out exercise price, predict which form of payment the sellers will elect to receive. During the second quarter of 2008, we reversed the liability associated with the earn-out of approximately $0.8 million. This reduction reflects an updated estimate of the results of Southland for the first earn-out period.

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On March 8, 2007, we filed an action in the U.S. District Court for the District of Massachusetts, Boston Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding us and our ArctiCore™ technologies that we proposed to the JEDEC Solid State Technology Association (JEDEC), an industry standards-setting organization, for possible adoption as a standard. In particular, we alleged that the defendants’ actions constituted unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and caused actionable injury to our business reputation. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by us, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. On April 22, 2008, we entered into a settlement and purchase agreement with Kentron Technologies, Inc. and Mr. Chris Karabatsos for approximately $0.6 million, which we recorded during the first quarter of 2008, resolving our pending litigation regarding our ArctiCore technologies. The settlement included the sale by Kentron and Karabatsos of certain of their intellectual property to us so that we may pursue standardization of our ArctiCore technologies with JEDEC.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims we may agree to in the interest of maintaining business relationships.

9.	Common Stock

As of June 30, 2008 and December 31, 2007, we had 53,175,261 and 52,876,038 shares of common stock issued, respectively.

During the first six months of 2008, we purchased 131,728 shares of our common stock under our stock repurchase program at a total cost of approximately $0.1 million. As of June 30, 2008, we may purchase up to an additional $6.9 million of our stock under this program.

10.	Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, which we have amended and which currently has 15,030,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

We account for all forms of our share-based payments to employees, including stock options, under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), utilizing the Black-Scholes method of valuation.

Information with respect to stock option activity for the six months ended June 30, 2008 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,333,260	$3.31
Granted	1,435,000	$1.25
Exercised	(202,192)	$0.41
Cancelled or forfeited	(277,410)	$3.60

Outstanding at June 30, 2008	6,288,658	$2.92	7.7	$222

Options exercisable at June 30, 2008	3,246,562	$3.52	6.5	$223

As of June 30, 2008, there was approximately $4.0 million of unrecognized compensation cost related to outstanding stock options. For the six months ended June 30, 2008, the total intrinsic value of exercised stock options was approximately $0.1 million.

For grants issued during the three and six months ended June 30, 2008, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Expected volatility	64.3%	64.3% – 65.2%
Dividend yield	0.0%	0.0%
Expected term (in years)	7.0	7.0
Risk-free interest rate	3.9%	2.6% – 3.9%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the options. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the six months ended June 30, 2008 was $0.82. During the three and six months ended June 30, 2008, we recorded share-based compensation expense for options of approximately $0.5 million and $0.9 million, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of June 30, 2008, we had 800,000 authorized shares under this plan. RSUs vest over a four-year period.

Information with respect to RSU activity for the six months ended June 30, 2008 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	505,995	$5.55
Granted	—	—
Vested	(142,250)	$5.42
Forfeited	(34,525)	$5.42

Outstanding at June 30, 2008	329,220	$5.61

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and six months ended June 30, 2008, RSU compensation expense was $0.2 million and $0.4 million, respectively.

11.	Accumulated Other Comprehensive Income (Loss)

The components of our accumulated other comprehensive income (loss) were as follows (in thousands) at the respective dates:

	June 30, 2008	December 31, 2007
Unrealized gain (loss) on investment securities, net of tax	$(698)	$44

Accumulated other comprehensive income (loss)	$(698)	$44

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Net loss	$(4,003)	$(4,108)
Change in unrealized loss on investment securities, net of tax	(351)	(16)

Comprehensive loss, net of tax	$(4,354)	$(4,124)

	Six Months Ended June 30,
	2008	2007
Net loss	$(9,865)	$(7,044)
Change in unrealized loss on investment securities, net of tax	(742)	(16)

Comprehensive loss, net of tax	$(10,607)	$(7,060)

12.	Loss Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Three Months Ended June 30,
	2008	2007
Numerator:
Net loss	$(4,003)	$(4,108)

Denominator:
Weighted average common shares outstanding	46,763	47,438
Less: Weighted average common shares subject to repurchase	—	58

Total weighted average common shares used in computing basic loss per share	46,763	47,380
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,763	47,380

Loss per share:
Basic	$(0.09)	$(0.09)

Diluted	$(0.09)	$(0.09)

	Six Months Ended June 30,
	2008	2007
Numerator:
Net loss	$(9,865)	$(7,044)

Denominator:
Weighted average common shares outstanding	46,750	47,563
Less: Weighted average common shares subject to repurchase	—	149

Total weighted average common shares used in computing basic loss per share	46,750	47,414
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,750	47,414

Loss per share:
Basic	$(0.21)	$(0.15)

Diluted	$(0.21)	$(0.15)

13.	Related-Party Transactions

In connection with our Southland acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two of our current Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. We incurred approximately $0.1 million and $0.3 million in total operating expense related to this lease during the three and six months ended June 30, 2008, respectively.

As a result of the relocation of our manufacturing operations from Irvine, California to Reynosa, Mexico and our plan to sublease the Irvine facility, we determined the useful life of the leasehold improvements related to our Irvine facility did not extend beyond June 30, 2008. As a result of our review, we accelerated the depreciation associated with our Irvine leasehold improvements, resulting in an additional depreciation charge of approximately $0.6 million, or $0.01 per share, during the three months ended June 30, 2008.

14.	Subsequent Events

New Independent Director

On July 10, 2008, we announced that our Board of Directors elected Martin J. Garvin to serve as an independent director and member of our Audit Committee, to hold office for a term expiring at the annual meeting of stockholders to be held in April 2009. Mr. Garvin served as Senior Vice President and Chief Procurement Officer of Dell, Inc., from 2001 through 2008, and was responsible for the strategic leadership and management of the Dell Global Supply Chain. The appointment of Mr. Garvin, who is an “independent” director, as defined by NASDAQ, to serve on the Audit Committee brings us into compliance with NASDAQ Marketplace Rule 4350, which requires that public companies listed on the NASDAQ National Market System have three independent directors serving on this committee.

Termination of Loan Agreement

Effective July 11, 2008, we terminated our unsecured revolving loan agreement with Guaranty Bank, originally dated March 10, 2005.

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

Prior to entering into the Merger Agreement, Austin Ventures owned approximately 78% of our outstanding common stock and approximately 55% of Augmentix’s outstanding common stock. On a diluted basis, the ownership shares were 77% and 46%, respectively. As a result of the convertible notes that we issued to Augmentix stockholders in the acquisition, Austin Ventures holds approximately $7 million of our convertible notes. In addition, two representatives of Austin Ventures, Joseph Marengi and Krishna Srinivasan, served on Augmentix’s Board of Directors prior to our acquisition. Mr. Marengi has served on our Board of Directors since 2007, and Mr. Srinivasan joined our Board of Directors following the acquisition, as set forth below.

New Director

On July 15, 2008, our Board of Directors increased the size of the Board from seven directors to eight directors, and we announced the election of Krishna Srinivasan to serve as a director, to hold office for a term expiring at the annual meeting of stockholders to be held in April 2009. Mr. Srinivasan was not appointed to serve on any committee of the Board of Directors. He served as a director of Augmentix Corporation since its inception and is currently a partner with Austin Ventures.

NASDAQ Letter

On July 21, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5).

In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have 180 calendar days from the date of the NASDAQ letter, or until January 20, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. In order to gain compliance with the minimum bid price rule, we may implement a reverse stock split. If we do not regain compliance, NASDAQ will notify us of its determination to delist our common stock, which decision may be appealed to a NASDAQ Listings Qualification Panel.

This notification will not impact the listing of our common stock at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 14, 2008. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our products to a limited number of customers and with a limited number of key technologies; deriving a material portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies and methods; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property position will allow us to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business and will allow us to compete favorably against our competition; our intent to vigorously protect our intellectual property; our intent to grow our business through business combinations or other acquisitions; our intent to expand our research and development activities; our belief that our future success will depend upon our ability to attract and retain personnel; our belief regarding increasing our investment in research and development; our expectation regarding increasing the opportunity to deploy our IP to top-tier server original equipment manufacturers (OEMs) and data center end customers through our Southland acquisition; our expectation that we will manufacture all of our memory modules in Mexico; our expectation that adopting SFAS 157 for our nonfinancial assets and liabilities will not have a material impact on our financial position and results of operations; our expectation that we will complete the transition of our manufacturing operation from Irvine, California to Reynosa, Mexico in the third quarter of 2008; our expectation that we will incur an additional charge of approximately $80,000 during the third quarter of 2008 regarding the transition or our manufacturing operation; our belief that we will continue to receive interest payments on our auction rate securities as long as we hold these securities; our expectation of announcing a new research and development project during the end of 2008; our belief that that our ability to deliver memory stacking and module technologies in high volume and with short turnaround times distinguishes us from other similar service providers; our intent to exploit our intellectual properties and capabilities to establish market leadership in new technologies; and our intent to devote additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies. Words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Overview

We are a provider of advanced module and system-level products for high-reliability and high-performance markets. Our development and implementation of thin, small outline package (TSOP) and ball grid array (BGA) package-stacked technologies have resulted in core competencies in thermal management, high-density package stacking, electrical interconnect and standard assembly process. This technical expertise has provided a natural progression toward high-density technology innovations for enterprise and emerging consumer electronics markets.

•	Stacking - Performance and High Performance Stakpak® and FlashStak®

Our Stakpak® memory solutions increase operational performance by doubling, tripling or quadrupling the amount of capacity in the same physical footprint as required by standard packaging technology.

•	Module Technologies

Our module technologies enable high-density, small-profile and thermally-enhanced memory modules that are not possible using conventional designs. Electrical, mechanical and thermal characteristics are combined to meet evolving system design complexities for increasing memory capacity and throughput rates of emerging applications.

Our customers can outsource their manufacturing needs to us, license our technologies for their in-house stacking of memory units, buy memory units from one of our licensees, such as Samsung, SMART Modular Technologies, Inc. (SMART), and Toshiba Corporation (Toshiba), or optimize their needs through a combination of these approaches.

As of June 30, 2008, our patent portfolio consisted of more than 200 patents and patent applications pending.

Through an acquisition and internal development efforts, we are working to diversify our products and markets. On August 31, 2007, we acquired Southland Micro Systems, Inc. (Southland), a provider of memory products and services to OEMs since 1987. Southland is located in Irvine, California, with additional sales offices in San Jose, California and Boise, Idaho. Through this acquisition, one of our goals is to increase the opportunity to deploy IP to top-tier server OEMs and data center end customers. On July 14, 2008, we acquired Augmentix Corporation, a provider of mission-critical mobile and server computing solutions for use in demanding environments. In addition, we have internal development efforts that we anticipate announcing during the end of 2008.

We believe that our ability to deliver memory stacking and module technologies in high volume and with short turnaround times distinguishes us from other similar service providers. Our sophisticated manufacturing processes combine proprietary assembly equipment with standard, back-end automation in a state-of-the-art manufacturing facility in Reynosa, Mexico. Since we began manufacturing our products, we have been increasing the degree of automation, overall efficiency and production yields of our manufacturing processes. We have been ISO certified to the ISO9001:2000 standard since 2001, as assessed by Bureau Veritas Quality International (N.A.) Inc.

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

Most of our customers, including Hewlett-Packard (HP), Micron Technology, Inc. (Micron), Samsung and SMART, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also sell bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Currently, we are focusing on several revenue growth initiatives, including:

•

Expanding our memory business, given the strength of our intellectual property position, our technologies and our expertise, which position us to benefit from both the growth in the high-capacity DRAM and Flash markets and the inclusion of stacked memory and advanced memory module solutions within those markets;

•	Expanding the businesses we acquired from Southland and Augmentix to provide more products and services to more customers;
•	Expanding our sales channels by engaging additional sales representatives both domestically and internationally; and
•	Internal development efforts, which we anticipate announcing in the fourth quarter of 2008.

We are also taking steps to improve our gross margin. With the acquisition of Southland, we have two manufacturing facilities. Earlier in the year, we began transitioning equipment from our Irvine, California facility to our facility in Reynosa, Mexico. This transition is still underway and we expect we will complete it by the end of 2008. We expect that this consolidation to one manufacturing facility will generate an improvement in our gross margin.

Samsung Update

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

Results of Operations - a comparison of the three months ended June 30, 2008 and 2007

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended June 30,
	2008	2007
Revenue:
Product	86.1%	90.6%
License	13.9	9.4

Total revenue	100.0	100.0
Cost of revenue:
Product	94.0	69.5
Amortization and impairment of acquisition intangibles	8.6	13.4

Total cost of revenue	102.6	82.9

Gross profit (loss)	(2.6)	17.1

Operating expenses:
Selling, general and administrative	30.6	41.1
Research and development	12.2	18.1
Restructuring	2.4	—
Amortization of acquisition intangibles	1.9	1.7

Total operating expenses	47.1	60.9

Loss from operations	(49.7)	(43.8)
Other income, net	4.2	9.8

Loss before income taxes	(45.5)	(34.0)
Provision (benefit) for income taxes	(0.6)	15.9

Net loss	(44.9)%	(49.9)%

Total Revenue

	Three Months Ended June 30,		Change
	2008	2007
	(in thousands, except %)
Product revenue	$7,677	$7,464	2.9%
License revenue	1,236	775	59.5%

Total revenue	$8,913	$8,239	8.2%

Our product revenue for the second quarter of 2008 was $7.7 million, an increase of 2.9% from $7.4 million for the second quarter of 2007. License revenue for the second quarter of 2008 was $1.2 million, an increase of 59.5% from $0.8 million for the second quarter of 2007.

The increase in our product revenue during the second quarter of 2008, as compared to the second quarter of 2007, was primarily due to the revenue generated from our Southland memory module products, of which we had none in the second quarter of 2007. This increase was partially offset by the decline in demand for our memory stacking products during the second quarter of 2008, as compared to the second quarter of 2007, due to a decrease in both leaded-package and ball grid array (BGA) stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded packages. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies.

The increase in our license revenue for the second quarter of 2008, as compared to the second quarter of 2007, was mainly the result of increased royalties from SMART.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended June 30,
	2008	2007
SMART	25%	*
Google	17%	*
Micron	15%	59%
HP	*	14%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Three Months Ended June 30,		Change
	2008	2007
	(in thousands, except %)
Gross profit (loss)	$(232)	$1,407	(116.5)%
Percent of total revenue	(2.6)%	17.1%

Gross loss for the three months ended June 30, 2008 was $0.2 million, or 2.6% of our total revenue, as compared to gross profit of $1.4 million, or 17.1% of our total revenue, for the three months ended June 30, 2007.

The reduction in our gross profit for the three months ended June 30, 2008, as compared to June 30, 2007, was primarily due to a shift towards the sale of memory modules, which carry a lower gross margin than our historical stacking products. In addition, the gross margin on our stacking products declined due to fixed costs being spread over lower volumes. To improve the gross margin, we are consolidating our manufacturing to one location. In the first half of 2008, we began transitioning manufacturing from our Irvine facility to our facility in Reynosa, Mexico. We expect this transition to be complete at the end of the third quarter of 2008.

Selling, general and administrative expense

	Three Months Ended June 30,		Change
	2008	2007
	(in thousands, except %)
Selling, general and administrative	$2,727	$3,389	(19.5)%
Percent of total revenue	30.6%	41.1%

Selling, general and administrative expense for the three months ended June 30, 2008 was $2.7 million, or 30.6% of total revenue. This amount reflected a decrease of approximately $0.7 million, or 19.5%, as compared to $3.4 million, or 41.1% of total revenue, in the three months ended June 30, 2007. For the second quarter of 2008 and 2007, selling, general and administrative expense included stock-based compensation expense of $0.5 million and $1.3 million, respectively.

The decrease in selling, general and administrative expense during the second quarter of 2008, compared to the second quarter of 2007, was primarily due to lower stock-based compensation expense of approximately $0.8 million and the $0.8 million reversal of the liability associated with the Southland earn-out consideration. These decreases were partially offset by increased personnel-related costs of approximately $0.6 million resulting from the Southland acquisition.

Research and development expense

	Three Months Ended June 30,		Change
	2008	2007
	(in thousands, except %)
Research and development	$1,093	$1,493	(26.8)%
Percent of total revenue	12.2%	18.1%

Research and development expense for the three months ended June 30, 2008 was $1.1 million, or 12.2% of total revenue, which reflected a decrease of $0.4 million, or 26.8%, as compared with $1.5 million, or 18.1% of total revenue, for the three months ended June 30, 2007. For the second quarter of 2008 and 2007, research and development expense included stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively.

The decrease in research and development expense during the second quarter of 2008, relative to the second quarter of 2007, was primarily due to decreased personnel-related costs as we transitioned away from the consumer electronics market. We plan on devoting additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies.

Amortization and impairment of acquisition intangibles

	Three Months Ended June 30,		Change
	2008	2007
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$930	$1,241	(25.1)%

Amortization and impairment of acquisition intangibles was $0.9 million for the three months ended June 30, 2008, which reflected a decrease of $0.3 million, or 25.1%, as compared with $1.2 million for the three months ended June 30, 2007.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis. As of June 30, 2008, as a result of the anticipated reduction in the future cash flow from our license agreement with Samsung, we tested our customer relationship intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.2 million.

Other income, net

	Three Months Ended June 30,		Change
	2008	2007
	(in thousands, except %)
Other income, net	$378	$812	(53.4)%

Other income, net for the three months ended June 30, 2008, was $0.4 million, as compared to $0.8 million for the three months ended June 30, 2007.

The decrease in other income, net from the second quarter of 2007 to the second quarter of 2008, was due primarily to a lower balance in our cash, cash equivalents and investments as a result of our Southland acquisition and a reduction in our rate of return.

Provision (benefit) for income taxes

We recorded an income tax benefit of $52,000 and a provision of $1.3 million for the three months ended June 30, 2008 and 2007, respectively. The $52,000 benefit for the three months ended June 30, 2008 reflects our estimated annual effective tax rate of 3% and the cumulative effect of our change in estimated effective tax rate from 4% in the first quarter, 2008 to 3% in the second quarter, 2008. The $1.3 million provision for the three months ended June 30, 2007 included a provision of $0.4 million, or $0.01 per share, as a result of a change in our forecast, which changed our estimated annual effective tax rate from 7% to (6)%. The three months ended June 30, 2007 included a discrete charge of $0.7 million to establish a valuation allowance against our net U.S. deferred tax assets.

For the second quarter of 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization. For the second quarter of 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance against our net U.S. deferred tax assets.

Results of Operations - a comparison of the six months ended June 30, 2008 and 2007

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Six Months Ended June 30,
	2008	2007
Revenue:
Product	85.0%	86.6%
License	15.0	13.4

Total revenue	100.0	100.0

Cost of revenue:
Product	98.7	68.4
Amortization and impairment of acquisition intangibles	7.7	16.6

Total cost of revenue	106.4	85.0

Gross profit (loss)	(6.4)	15.0

Operating expenses:
Selling, general and administrative	39.7	39.8
Research and development	13.7	19.3
Restructuring	1.2	—
Amortization of acquisition intangibles	2.0	1.6

Total operating expenses	56.6	60.7

Loss from operations	(63.0)	(45.7)
Other income, net	5.2	9.5

Loss before income taxes	(57.8)	(36.2)
Provision (benefit) for income taxes	(1.5)	5.4

Net loss	(56.3)%	(41.6)%

Total Revenue

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except %)
Product revenue	$14,889	$14,646	1.7%
License revenue	2,636	2,271	16.1%

Total revenue	$17,525	$16,917	3.6%

Our product revenue for the six months ended June 30, 2008 was $14.9 million, an increase of 1.7% from $14.6 million for the six months ended June 30, 2007. License revenue for the six months ended June 30, 2008 was $2.6 million, an increase of 16.1% from $2.3 million for the six months ended June 30, 2007.

The increase in our product revenue during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was primarily due to the revenue generated from our Southland memory module products, of which we had none in the second quarter of 2007. This increase was partially offset by the decline in demand for our memory stacking products during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to a decrease in both leaded-package and BGA stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded packages. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies.

The increase in our license revenue for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was mainly the result of increased royalties from SMART and Toshiba, partially offset by decreased royalties from Samsung.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Six Months Ended June 30,
	2008	2007
SMART	21%	15%
Micron	17%	44%
Google	12%	*
HP	*	13%
Samsung	*	12%

*	Amount does not exceed 10% for the indicated period.

Gross profit (loss)

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except %)
Gross profit (loss)	$(1,121)	$2,537	(144.2)%
Percent of total revenue	(6.4)%	15.0%

Gross loss for the six months ended June 30, 2008 was $1.1 million, or 6.4% of our total revenue, as compared to a gross profit of $2.5 million, or 15.0% of our total revenue, for the six months ended June 30, 2007.

The reduction in our gross profit for the six months ended June 30, 2008, compared to June 30, 2007, was primarily due to a shift towards the sale of memory modules, which carry a lower gross margin than our historical stacking products. In addition, the gross margin on our stacking products declined due to fixed costs being spread over lower volumes. Finally, the six months ended June 30, 2008 include an inventory charge of approximately $0.6 million. To improve the gross margin, we are consolidating our manufacturing to one location. In the first half of 2008, we began transitioning manufacturing from our Irvine facility to our facility in Reynosa, Mexico. We expect this transition to be complete at the end of the third quarter of 2008.

Selling, general and administrative expense

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except %)
Selling, general and administrative	$6,956	$6,728	3.4%
Percent of total revenue	39.7%	39.8%

Selling, general and administrative expense for the six months ended June 30, 2008 was $7.0 million, or 39.7% of total revenue. This amount reflected an increase of approximately $0.3 million, or 3.4%, as compared to $6.7 million, or 39.8% of total revenue, in the six months ended June 30, 2007. For the first six months of 2008 and 2007, selling, general and administrative expense included stock-based compensation expense of $1.0 million and $2.5 million, respectively.

The increase in selling, general and administrative expense during the first six months of 2008, compared to the first six months of 2007, was primarily due to increased personnel-related costs resulting from the acquisition of Southland, a charge associated with the Kentron settlement and charges associated with acquisition. These increases were partially offset by a reduction in our stock-based compensation expense of approximately $1.5 million during the first six months of 2008, as compared to 2007, and the reversal of the liability associated with the Southland earn-out consideration of approximately $1.1 million.

Research and development expense

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except %)
Research and development	$2,397	$3,269	(26.7)%
Percent of total revenue	13.7%	19.3%

Research and development expense for the six months ended June 30, 2008 was $2.4 million, or 13.7% of total revenue, which reflected a decrease of $0.9 million, or 26.7%, as compared with $3.3 million, or 19.3% of total revenue, for the six months ended June 30, 2007. For the first six months of 2008 and 2007, research and development expense included stock-based compensation expense of approximately $0.2 million and $0.5 million, respectively.

The decrease in research and development expense during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was primarily due to decreased personnel-related costs as we transitioned away from the consumer electronics market. We plan on devoting additional personnel and other resources to research and development in future periods to address market opportunities for advanced technologies.

Amortization and impairment of acquisition intangibles

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$1,704	$3,079	(44.7)%

Amortization and impairment of acquisition intangibles was $1.7 million for the six months ended June 30, 2008, a decrease of $1.4 million, or 44.7%, compared to $3.1 million for the six months ended June 30, 2007.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline. For interim periods within each year, amortization expense is recorded on a straight-line basis. As of June 30, 2008, as a result of the anticipated reduction in the future cash flow from our license agreement with Samsung, we tested our customer relationship intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.2 million. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship.

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

Other income, net

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except %)
Other income, net	$909	$1,614	(43.7)%

Other income, net for the six months ended June 30, 2008, was $0.9 million, as compared to $1.6 million for the six months ended June 30, 2007.

The decrease in other income, net from the first six months ended June 30, 2007 to the first six months ended June 30, 2008, was due primarily to a lower balance in our cash, cash equivalents and investments as a result of our Southland acquisition and a reduction in our rate of return.

Provision (benefit) for income taxes

We recorded an income tax benefit of $0.3 million and a provision of $0.9 million for the six months ended June 30, 2008 and 2007, respectively. The six months ended June 30, 2007 included a discrete charge of $0.7 million to establish a valuation allowance against our net U.S. deferred tax assets. Our effective tax rate was approximately 3% and (15)% for the first six months of 2008 and 2007, respectively.

For the six months ended June 30, 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization. For the six months ended June 30 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income and the application of a valuation allowance against our net U.S. deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2008, we had working capital of $52.9 million, including $45.2 million of cash, cash equivalents and investments, compared to working capital of $66.3 million, including $61.9 million of cash, cash equivalents and investments, as of December 31, 2007. In addition to our working capital, we held approximately $7.0 million in long-term investments at June 30, 2008 and none at December 31, 2007.

Our long-term investments and a portion of our short-term investments consist of tax-exempt auction rate securities, which have a long-term maturity with the interest rate being reset to the maximum rate according to the applicable investment offering document. During the first quarter of 2008, auctions for certain of these securities began to fail. As of June 30, 2008, we held approximately $9.5 million of auction rate securities. The underlying collateral of our ARS consists primarily of student loans, of which 71% are supported by the federal government as part of the Federal Family Education Loan Program (FFELP). The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 29% of our ARS are private loans, of which 85% are insured. Certain issuers have notified us that they expect to redeem their auction-rate securities within the next 12 months. As a result, we have classified $2.5 million of our auction rate securities as short-term investments as of June 30, 2008. See Note 3, “Investments,” for additional information.

Net cash used in operating activities was $7.9 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $1.6 million for the six months ended June 30, 2007. The increase in net cash used in operating activities was primarily due to a $2.8 million increase in net loss, a $1.8 million decrease in stock-based compensation expense, a $1.6 million decrease in depreciation, amortization and impairment of intangibles, and a net increase of $3.2 million in cash used for operating assets and liabilities.

Net cash provided by investing activities was $14.9 million for the six months ended June 30, 2008, compared to $4.1 million for the six months ended June 30, 2007. The change in net cash provided by investing activities was due primarily to the $11.4 million increase in proceeds from the sale and maturities of investments, net of purchases, in the first six months of 2008, as compared to the first six months of 2007. In addition, the change in net cash provided by investing activities was due to an increase in equipment purchased of $0.5 million during the first six months of 2008 as compared to the first six months of 2007.

Net cash used in financing activities during the six months ended June 30, 2008 was $76,000, primarily related to the purchase of our common stock as part of our stock repurchase program for $0.2 million, partially offset by the issuance of common stock under our employee stock plans. Net cash used in financing activities during the six months ended June 30, 2007 was $2.7 million, due to the repurchase of common shares for $2.8 million.

On June 30, 2008, we amended our unsecured revolving credit agreement with Guaranty Bank (the Lender), under which we may borrow up to $14 million at any given time through September 22, 2008 (the Credit Agreement). The Credit Agreement is guaranteed by Entorian Technologies L.P. Other than nominal closing costs associated with implementing the agreement, there are no ongoing fees associated with this Credit Agreement unless we borrow. The interest rate on borrowings outstanding is based on the London interbank offered rate (LIBOR) plus between 1.25% and 1.60% or the commercial-based rate minus between 0.50% and 1.00%, depending upon the amount of cash or liquid investments that we have on deposit with the Lender. Effective July 11, 2008, as part of our acquisition of Augmentix, we terminated our unsecured revolving loan agreement with Guaranty Bank.

We believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional cash to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot provide assurance that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

We recognize initial nonrefundable license fees when (1) we enter into a legally binding arrangement with a customer for the license, (2) we deliver the products, (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is reasonably assured. We may provide training and/or other assistance to our licensees under the terms of the license agreement. The amount of training or assistance provided is limited and incidental to the licensed technology. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in product revenue. In instances where we provide training or other assistance that is considered inconsequential to the license agreement, the estimated fair value of the services is recognized in connection with the initial license fee and is included in license revenue.

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

Goodwill is our only intangible asset that is not amortized. We evaluate goodwill annually for impairment as of October 1 and periodically when indicators of impairment exist. The goodwill impairment test requires judgment regarding the determination of fair value of our reporting units, and the determination of fair value of our assets and liabilities. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available. We periodically assess our goodwill for indications of impairment on a reporting unit level.

Inventory and Inventory Reserves.    We value our inventory at standard cost and review our inventory for quantities in excess of production requirements and for obsolescence. We maintain a reserve for excess, slow moving and obsolete inventory, as well as for inventory with a carrying value in excess of its market value. We review inventory on hand quarterly and record a provision for lower of cost or market, excess, slow moving and obsolete inventory, if necessary. The review is based on several factors, including a current assessment of future product demand, historical experience and market conditions. If actual conditions are less favorable than those that we projected, additional inventory reserves may be required.

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

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 for our non-financial assets and liabilities to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS 141R. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the future business combinations that we may pursue after its effective date.

Subsequent Events

New Independent Director

On July 10, 2008, we announced that our Board of Directors elected Martin J. Garvin to serve as an independent director and member of our Audit Committee, to hold office for a term expiring at the annual meeting of stockholders to be held in April 2009. Mr. Garvin served as Senior Vice President and Chief Procurement Officer of Dell, Inc., from 2001 through 2008, and was responsible for the strategic leadership and management of the Dell Global Supply Chain. The appointment of Mr. Garvin, who is an “independent director” as defined by NASDAQ, to serve on the Audit Committee brings us into compliance with NASDAQ Marketplace Rule 4350, which requires that public companies listed on the NASDAQ National Market System have three independent directors serving on this committee.

Termination of Loan Agreement

Effective July 11, 2008, we terminated our unsecured revolving loan agreement with Guaranty Bank, originally dated March 10, 2005.

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

As a condition to the acquisition, we entered into an escrow agreement with the Stockholder Representative and Wells Fargo Bank, N.A., as escrow agent, whereby an escrow fund in the amount of approximately $4.3 million in cash and Notes was deposited into an escrow account from the proceeds of the Acquisition as security for certain conditions and indemnification obligations of Augmentix’s stockholders under the Merger Agreement. This amount held in escrow is subject to be released over a period of two years, less any amounts for unresolved and settled claims.

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

Prior to entering into the Merger Agreement, Austin Ventures owned approximately 78% of our outstanding common stock and approximately 55% of Augmentix’s outstanding common stock. On a diluted basis, the ownership shares were 77% and 46%, respectively. As a result of the convertible notes that we issued to Augmentix stockholders in the acquisition, Austin Ventures holds approximately $7 million of our convertible notes. In addition, two representatives of Austin Ventures, Joseph Marengi and Krishna Srinivasan, served on Augmentix’s Board of Directors prior to our acquisition. Mr. Marengi has served on our Board of Directors since 2007, and Mr. Srinivasan joined our Board of Directors following the acquisition, as set forth below.

New Director

On July 15, 2008, our Board of Directors increased the size of the Board from seven directors to eight directors, and we announced the election of Krishna Srinivasan to serve as a director, to hold office for a term expiring at the annual meeting of stockholders to be held in April 2009. Mr. Srinivasan was not appointed to serve on any committee of the Board of Directors. He served as a director of Augmentix Corporation since its inception and is currently a partner with Austin Ventures.

NASDAQ Letter

On July 21, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5).

In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have 180 calendar days from the date of the NASDAQ letter, or until January 20, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. In order to gain compliance with the minimum bid price rule, we may implement a reverse stock split. If we do not regain compliance, NASDAQ will notify us of its determination to delist our common stock, which decision may be appealed to a NASDAQ Listings Qualification Panel.

This notification will not impact the listing of our common stock at this time.

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

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 30, 2008, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At June 30, 2008, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Our long-term investments and a portion of our short-term investments consist of auction rate securities of approximately $9.5 million. During the first quarter of 2008, auctions for certain of these securities began to fail. The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. See Note 3, “Investments,” for additional information.

ITEM 4.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management as of the end of the period covered by this quarterly report based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and excluding the controls performed at our Southland subsidiary, that our disclosure controls and procedures were effective for this purpose. This assessment excludes the controls performed at our Southland subsidiary because we acquired it in the second half of 2007. While we are addressing Southland’s controls and procedures, we are permitted to exclude an acquisition from our assessment of internal controls over financial reporting if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls. There was no change in our internal controls during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Staktek Group, L.P. v. Kentron Technologies, Inc. and Chris Karabatsos

On March 8, 2007, we filed an action in the U.S. District Court for the District of Massachusetts, Boston Division, against Kentron Technologies, Inc. and Chris Karabatsos, an individual, seeking damages and injunctive relief relating to the defendants’ false and disparaging statements regarding us and our ArctiCore technologies that we proposed to the JEDEC Solid State Technology Association (“JEDEC”), an industry standards-setting organization, for possible adoption as a standard. In particular, we have alleged that the defendants’ actions constituted unfair competition under the Lanham Act, intentional interference with prospective business relations, defamation, business disparagement and have caused actionable injury to our business reputation. On July 11, 2007, the defendants filed their answer and a counterclaim, in which they made claims of unfair methods of competition and unfair, deceptive acts by us, in violation of the laws of the Commonwealth of Massachusetts. On July 12, 2007, the defendants filed a motion to dismiss our Lanham Act claims, and we also filed a motion to dismiss their counterclaims. The judge denied these motions. We also filed a motion to compel discovery, which the judge granted on October 24, 2007. On April 22, 2008, we entered into a settlement and purchase agreement with Kentron Technologies, Inc. and Mr. Chris Karabatsos, resolving our pending litigation regarding our ArctiCore technologies. The settlement included the sale by Kentron and Karabatsos of certain of their intellectual property to us so that we may pursue standardization of our ArctiCore technologies with JEDEC.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 64% of our total revenue during the six months ended June 30, 2008, 75% of our total revenue in 2007 and 89% of our total revenue in 2006. In particular, SMART, Micron and Google, Inc. (Google) accounted for 21%, 17% and 12%, respectively, of our total revenue in the first six months ended June 30, 2008. Most of the markets for our current products and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems, purchase fewer memory products than they did in the past or alter their purchasing patterns. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

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

The NASDAQ Stock Market notified us that the bid price of our common stock had closed below the per-share requirement for continued inclusion on NASDAQ, which could result in delisting our securities, and which could limit investors’ ability to trade in our securities.

On July 21, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5).

In accordance with NASDAQ Marketplace Rule 4450(e)(2), we have 180 calendar days from the date of the NASDAQ letter, or until January 20, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. In order to gain compliance with the minimum bid price rule, we may implement a reverse stock split. If we do not regain compliance, NASDAQ will notify us of its determination to delist our common stock, which decision may be appealed to a NASDAQ Listings Qualification Panel.

If our common stock is delisted by NASDAQ, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

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

As part of our growth and product diversification strategy, we will evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. For example, on August 31, 2007, we acquired Southland, a provider of memory products and services for leading OEMs, and on July 14, 2008, we acquired Augmentix, a provider of mission-critical mobile and server computing solutions for use in demanding environments. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

We may grow our business through business combinations or other acquisitions of businesses, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. If we make any future acquisitions, we could issue stock that would dilute our earnings and stockholders’ percentage ownership, reduce our cash reserves, incur substantial debt, or assume contingent liabilities.

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

We expect a portion of our future revenue to be derived from license royalties, which is inherently risky.

Because we expect a portion of our future revenue to be derived from license royalties, our future success depends on:

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

Because our licensing cycle is lengthy and costly, it is difficult to predict future revenue, which may cause us to miss market estimates and may result in our stock price declining.

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

Our future success will be based in large part on our ability to reduce our dependence on our current Performance Stakpak solution by increasing revenue associated with our other solutions and by developing other new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

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

Our manufacturing operation is located in Reynosa, Mexico; our failure to continue to manage this operation, as well as issues associated with the location of this facility, could materially and adversely affect our business.

We currently manufacture virtually all of our Stakpak units in Mexico, and we expect to manufacture all of our memory modules in Mexico when we complete moving our manufacturing equipment from Irvine, California to Mexico by the end of the third quarter of 2008. The relocation of our operations, and any future growth of our operations, may place a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of June 30, 2008, 191, or 72%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

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

As discussed in Note 3 to the Consolidated Condensed Financial Statements included in this Quarterly Report, our investment securities consist of auction rate securities, which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. In addition, if this liquidity issue persists, it is possible that we will be required to further adjust the fair value of our auction rate securities. If we determine that the decline in the fair value of our auction rate securities is other than temporary, we would recognize an impairment charge in our statement of operations, which could be material and which could adversely affect our financial results. Finally, if our circumstances changed and we were obligated to sell the securities in a secondary market or borrow against them, it would likely be on terms unfavorable to us.

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

We operate a manufacturing facility in Reynosa, Mexico. This area is subject to earthquakes, fires, flooding and other natural disasters. This facility is also subject to an epidemic, political unrest, war, labor strikes or work stoppages. Interruptions in supply or utilities at these locations would likely result in the disruption of our manufacturing services, cause significant delays in shipments of our products and materially and adversely affect our operating results.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States as a percentage of our total revenue was 30% during the six months ended June 30, 2008, 18% in 2007 and 22% in 2006. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship memory units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April	11,718	$1.25	11,718	Approx. $6.9 million
May	19,250	$1.14	19,250	Approx. $6.9 million
June	53,922	$0.87	53,922	Approx. $6.9 million

Total	84,890	$0.98	84,890

(1)	On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program for up to $15.0 million to purchase shares of our common stock. On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on April 17, 2008. Following are the results of voting on the election of directors submitted to stockholders at this meeting:

Joseph C. Aragona	For: 43,054,858	Withheld: 50,017
Kevin P. Hegarty	For: 43,054,858	Withheld: 50,017
Clark W. Jernigan	For: 43,054,858	Withheld: 50,017
Wayne R. Lieberman	For: 43,054,858	Withheld: 50,017
Joseph A. Marengi	For: 43,054,858	Withheld: 50,017
A. Travis White	For: 43,054,858	Withheld: 50,017

Following are the results of voting to increase the authorized shares in our Amended and Restated 2003 Stock Option Plan by 3.5 million shares:

For: 42,779,049	Against: 320,127	Abstain: 5,698

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated July 11, 2008, by and among Entorian Technologies Inc., August Merger Sub Corporation, Augmentix Corporation and Centennial Ventures VII, L.P., as Stockholder Representative	8-K	000-50553	2.1	7/16/08

2.2	Escrow Agreement dated July 14, 2008, by and among Entorian Technologies Inc., Wells Fargo Bank, N.A., as escrow agent, and Centennial Ventures VII, L.P., as the Stockholder Representative	8-K	000-50553	2.2	7/16/08

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Certificate of Ownership and Merger	8-K	000-50533	3.1	2/27/08

3.3	Amended and Restated Bylaws	10-Q	000-50533	3.3	5/15/08

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

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