Form 10-K/A
period 2007-12-31
ENTORIAN TECHNOLOGIES INC
filed 2008-09-26
CIK 866830

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 29, 2008, was 46,835,914

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends Amendment No. 1 on Form 10-K/A of Entorian Technologies Inc. (the Company), as filed by the Company on August 14, 2008 (Amendment No. 1), and is being filed to enhance information in Item 9A. In addition, an updated Auditor’s Consent is being filed as Exhibit 23.3. Except as otherwise stated herein, no other information contained in the Amended Filing has been updated by this Amendment No. 2.

This Amendment No. 2 should be read in connection with our periodic filings made with the Securities and Exchange Commission, including any amendments to those filings, as well as any Current Reports filed on Form 8-K.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Annual Report on Form 10-K/A and the following additional factors:

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

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this annual report and originally concluded that our disclosure controls and procedures, excluding the controls performed at our Southland subsidiary, were effective for this purpose. This assessment excluded the controls performed at our Southland subsidiary because we acquired it in the second half of 2007. Southland’s total assets and total revenue represented approximately 24% of our total assets and approximately 16% of our total revenue, respectively, as of December 31, 2007. While we are addressing Southland’s controls and procedures, we are permitted to exclude an acquisition for our assessment if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

Subsequent to management’s original evaluation of our disclosure controls and procedures, we discovered that we failed to include in our originally filed 10-K our management’s report on internal control over financial reporting. As described below, management, with the participation of our chief executive officer and chief financial officer, had completed its evaluation of our internal control over financial reporting as of December 31, 2007, but we failed to include the report in our original filing. Solely as a result of this omission, our management, with the participation of our chief executive officer and our chief financial officer, has now concluded that our disclosure controls and procedures contained a deficiency with respect to our management report on internal control over financial reporting, and were consequently not effective as of December 31, 2007. We have taken steps to remediate this deficiency by implementing improved disclosure controls and procedures with respect to the management report on internal control over financial reporting. While this deficiency was a source of potential risk, we do not believe that this deficiency affected our financial statements or that such deficiency resulted in any errors in our previously reported financial statements that would require restatement.

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

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 pursuant to Rule 13a-15 under the Exchange Act. Our management based its evaluation on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective. As set forth in more detail above in this Item 9A, our evaluation excluded our Southland subsidiary, because we acquired it in the second half of 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

(b)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of August 21, 2007, among Staktek Holdings, Inc., Southland Micro Systems, Inc. and certain other parties thereto	8-K	000-50553	2.1	9/5/07

2.2	Escrow Agreement, dated as of August 31, 2007, among Staktek Holdings, Inc., Wells Fargo Bank, N.A., and John R. Meehan	8-K	000-50553	2.2	9/5/07

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.1.1	Certificate of Ownership and Merger	8-K	000-50553	3.1	2/27/08

3.2	Amended and Restated Bylaws	10-Q	000-50553	3.3	5/15/08

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Entorian Technologies Inc. 2003 Stock Option Plan, as amended to date	14C	000-50553		2/26/08

10.2*	Entorian Technologies Inc. 2006 Equity-Based Compensation Plan	S-8	33-133494	99.1	4/24/06

10.3*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.4	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.5**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.6	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.7	Lease Agreement, dated August 31, 2007, among Staktek Group L.P. and Meehan Holdings LLC	10-K	000-50553	10.7	3/14/08

10.8*	Amended and Restated Executive Employment Agreement, dated October 20, 2005, among Staktek Holdings, Inc. and Wayne R. Lieberman	8-K	000-50553	10.1	10/26/05

10.9*	Amended and Restated Executive Employment Agreement, dated March 12, 2008, among Staktek Holdings, Inc. and W. Kirk Patterson	10-K	000-50553	10.9	3/14/08

10.10*	Amended and Restated Executive Employment Agreement, dated March 12, 2008, among Staktek Holdings, Inc. and Stephanie A. Lucie	10-K	000-50553	10.10	3/14/08

10.11*	Form of Indemnification Agreement for Entorian Technologies Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.12*	Entorian Technologies Inc. Medical Retiree Plan	10-K	000-50553	10.9	3/9/05

10.13*	Staktek Amended and Restated 2007 Bonus Incentive Plan	8-K	000-50553	99.1	11/6/07

10.14	Loan Agreement, dated March 10, 2005, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	5/11/05

10.15	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005	10-Q	000-50553	10.2	5/11/05

10.16	Guaranty Agreement, dated March 10, 2005, between Staktek Group, L.P. and Guarantee Bank	10-Q	000-50553	10.3	5/11/05

10.17	Amendment No. 3 to Loan Agreement, dated July 25, 2007, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	8/14/07

10.18*	Offer Letter between Staktek Holdings, Inc. and Joseph A. Marengi	8-K	000-50553	10.1	10/17/07

14.1	Code of Conduct	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries	10-K	000-50553	21.1	3/14/08

23.1	Consent of Independent Registered Public Accounting Firm	10-K	000-50553	23.1	3/14/08

23.2	Consent of Independent Registered Public Accounting Firm	10-K/A	000-50553	23.2	8/14/08

23.3	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney	10-K	000-50553	24.1	3/14/08

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* —Constitutes	management contract or compensatory arrangement
** —Confidential	treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

By:	/s/ WAYNE R. LIEBERMAN

Wayne R. Lieberman Chief Executive Officer
Date: September 26, 2008

By:	/s/ W. KIRK PATTERSON

W. Kirk Patterson Senior Vice President and Chief Financial Officer
Date: September 26, 2008