Form 10-Q/A
period 2008-06-30
ENTORIAN TECHNOLOGIES INC
filed 2008-09-26
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 29, 2008, was 46,835,914.

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Form 10-Q of Entorian Technologies Inc. (the Company), as filed by the Company on August 14, 2008 (the Original Filing), and is being filed to enhance information in Item 4. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this quarterly report, and concluded that our disclosure controls and procedures, excluding the controls performed at our Southland subsidiary, were effective for this purpose. This assessment excluded the controls performed at our Southland subsidiary because we acquired it in the second half of 2007. Southland’s total assets and total revenue represented approximately 26% of our total assets and approximately 50% of our total revenue, respectively, as of June 30, 2008. While we are addressing Southland’s controls and procedures, we are permitted to exclude an acquisition for our assessment if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Quarterly Report on Form 10-Q/A and the following additional factors:

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

ENTORIAN TECHNOLOGIES INC.

/s/ Wayne R. Lieberman
Wayne R. Lieberman Chief Executive Officer September 26, 2008

/s/ W. Kirk Patterson
W. Kirk Patterson Senior Vice President and Chief Financial Officer September 26, 2008