Form 10-Q
period 2008-09-30
ENTORIAN TECHNOLOGIES INC
filed 2008-11-13
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2008, was 46,835,358.

ENTORIAN TECHNOLOGIES INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,490	$34,013
Investments	1,636	27,912
Accounts receivable, net of allowances of $572 in 2008 and $8 in 2007	9,068	5,681
Inventories	10,825	2,921
Prepaid expenses	789	633
Income tax recoverable	2,473	1,969
Deferred tax asset	143	143
Other current assets	1,389	916

Total current assets	40,813	74,188
Property, plant and equipment, net	6,027	9,212
Long-term investments	6,978	—
Goodwill	4,530	4,953
Other intangible assets, net	12,692	10,826
Other assets	89	234

Total assets	$71,129	$99,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,860	$3,348
Accrued compensation	1,355	1,428
Accrued liabilities	6,218	3,077
Deferred revenue	1,490	—

Total current liabilities	13,923	7,853
Other accrued liabilities	206	253
Deferred tax liabilities	38	38
Convertible notes payable	3,847	—
Related party convertible notes payable	6,805	—
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at September 30, 2008 and December 31, 2007; 53,230,669 shares and 52,876,038 shares issued at September 30, 2008 and December 31, 2007, respectively	53	52
Additional paid-in capital	148,816	163,298
Treasury stock, at cost; 6,395,311 shares and 6,172,650 shares at September 30, 2008 and December 31, 2007, respectively	(25,822)	(25,601)
Accumulated other comprehensive income (loss)	(758)	44
Accumulated deficit	(75,979)	(46,524)

Total stockholders’ equity	46,310	91,269

Total liabilities and stockholders’ equity	$71,129	$99,413

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue:
Product	$17,750	$8,756
License	713	2,185

Total revenue	18,463	10,941
Cost of revenue:
Product (1)	16,861	6,522
Amortization of acquisition intangibles	970	1,120
Impairment of acquisition intangibles and fixed assets	3,937	—

Total cost of revenue	21,768	7,642

Gross profit (loss)	(3,305)	3,299

Operating expenses:
Selling, general and administrative (1)	5,132	4,101
Research and development (1)	2,089	1,373
Restructuring	192	356
Amortization of acquisition intangibles	165	183
Impairment of acquisition intangibles	4,312	—
Goodwill impairment	4,952	—

Total operating expenses	16,842	6,013

Loss from operations	(20,147)	(2,714)

Other income (expense):
Interest income	218	798
Interest expense	(195)	(2)
Other, net	6	(34)

Total other income, net	29	762

Loss before income taxes	(20,118)	(1,952)
Benefit for income taxes	(528)	(695)

Net loss	$(19,590)	$(1,257)

Loss per share:
Basic	$(0.42)	$(0.03)

Diluted	$(0.42)	$(0.03)

Shares used in computing loss per share:
Basic	46,852	46,997
Diluted	46,852	46,997

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$97	$109
Selling, general and administrative expense	$388	$1,280
Research and development expense	$108	$180

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenue:
Product	$32,639	$23,402
License	3,349	4,456

Total revenue	35,988	27,858

Cost of revenue:
Product (1)	34,156	18,099
Amortization of acquisition intangibles	2,161	3,239
Impairment of acquisition intangibles and fixed assets	4,097	684

Total cost of revenue	40,414	22,022

Gross profit (loss)	(4,426)	5,836

Operating expenses:
Selling, general and administrative (1)	12,088	10,829
Research and development (1)	4,486	4,642
Restructuring	406	356
Amortization of acquisition intangibles	518	459
Impairment of acquisition intangibles	4,312	—
Goodwill impairment	4,952	—

Total operating expenses	26,762	16,286

Loss from operations	(31,188)	(10,450)

Other income (expense):
Interest income	1,076	2,473
Interest expense	(201)	(10)
Other, net	63	(87)

Total other income, net	938	2,376

Loss before income taxes	(30,250)	(8,074)
Provision (benefit) for income taxes	(795)	227

Net loss	$(29,455)	$(8,301)

Loss per share:
Basic	$(0.63)	$(0.18)

Diluted	$(0.63)	$(0.18)

Shares used in computing loss per share:
Basic	46,784	47,274
Diluted	46,784	47,274

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$264	$320
Selling, general and administrative expense	$1,356	$3,793
Research and development expense	$339	$664

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(29,455)	$(8,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	5,546	6,845
Impairment of intangibles and fixed assets	13,361
Stock-based compensation expense	1,961	5,096
Other non-cash charges	400	346
Deferred income taxes	(1)	177
Net change in operating assets and liabilities	(5,598)	(494)

Net cash provided by (used in) operating activities	(13,786)	3,669

Cash flows from investing activities:
Purchases of investments	(4,418)	(25,904)
Sales and maturities of investments	22,881	30,900
Additions to property, plant and equipment	(1,149)	(386)
Proceeds from sale of equipment	34	90
Acquisition of Southland Micro Systems, Inc., net of cash acquired	—	(21,441)
Acquisition of Augmentix Corporation, net of cash acquired	(13,021)	—
Patent application costs	(270)	(334)

Net cash provided by (used in) investing activities	4,057	(17,075)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	103	184
Excess tax benefit related to the exercise of employee stock options	—	67
Share repurchases	(219)	(4,159)
Return of capital related to the acquisition of Augmentix Corporation	(9,662)	—
Payments on capitalized lease obligations	(16)	(13)

Net cash used in financing activities	(9,794)	(3,921)

Net decrease in cash and cash equivalents	(19,523)	(17,327)
Cash and cash equivalents at beginning of period	34,013	40,797

Cash and cash equivalents at end of period	$14,490	$23,470

Noncash investing and financing activities:
Issuance of long-term convertible debt in connection with the acquisition of Augmentix	$10,652	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Entorian Technologies Inc., formerly Staktek Holdings, Inc. (we, us, our), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. In addition, operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other period.

Following our acquisition of Augmentix Corporation (Augmentix) on July 14 2008, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. As a result of creating two reportable segments, our 2007 financial information has been reclassified to conform to our 2008 presentation. See Note 10, “Augmentix Corporation Acquisition,” and Note 17, “Segment Information,” for additional information regarding our Augmentix acquisition and segment reporting, respectively.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 14, 2008.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008 for us. The adoption of FSP FAS 157-3 did not significantly impact our financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 for our non-financial assets and liabilities to have a material impact on our financial position and results of operations.

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

2.	Fair Value Measurements

On January 1, 2008, we adopted SFAS 157 for our financial assets. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at September 30, 2008 Using:
Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$8,614	$1,636	$—	$6,978

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning balance	$9,538	$—
Transfers in (out) of Level 3	—	10,250
Total losses included in other comprehensive loss	(60)	(772)
Purchases, issuances and settlements	(2,500)	(2,500)

Balance at September 30, 2008	$6,978	$6,978

We have included our investments related to auction rate securities (ARS) of approximately $7.0 million in the Level 3 category. See Note 4, “Investments,” for additional information regarding our auction rate securities.

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

3.	Accounts Receivable, net

The following are the components of accounts receivables (in thousands):

	September 30, 2008	December 31, 2007
Gross accounts receivable	$9,640	$5,689
Allowance for doubtful accounts	(572)	(8)

	$9,068	$5,681

As a result of management’s review of our accounts receivable balance at September 30, 2008, we recorded an additional $0.6 million, or $0.01 per share, in allowance for doubtful accounts during the nine months ended September 30, 2008.

4.	Investments

As of September 30, 2008, we held approximately $7.0 million of auction rate securities (ARS), which are classified as long-term investments, in the Level 3 category.

Our auction rate securities are investments in student loans. The final maturity dates of the ARS that we own are between 2034 and 2041 and the securities are rated Aaa and AA. Approximately 70% of our ARS are guaranteed by the federal government under the Federal Family Education Loans Program (FFELP). The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 30% of our ARS are private loans, of which 85% are insured.

Our auction rate securities have historically traded at par and are callable at par at the option of the issuer. As of September 30, 2008, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our auction rate securities were valued based on a pricing model that included certain assumptions, such as our ARS tax-exempt status, an interest rate of 1.75% of the S&P index, a discount rate of approximately 4.7%, credit quality, a maturity date of four to five years, insurance wraps and the portfolio composition. Based on this assessment of fair value, as of September 30, 2008, we determined there was a decline in the fair value of our ARS investments of approximately $0.8 million, which we deemed temporary and recorded in other comprehensive loss due to our intent and ability to hold these securities until we can realize the par value.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate according to the applicable investment offering document. As of September 30, 2008, the maximum auction rates for our ARS ranged from 3.2% to 7.0%. Through September 30, 2008, we have continued to receive interest payments on our ARS in accordance with their terms and believe we will continue to receive interest payments as long as we hold these securities. During the third quarter of 2008, one of our auction-rate securities was called at par by the issuer for $2.5 million. In addition, during November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to them at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012.

5.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	September 30, 2008	December 31, 2007
Raw materials	$9,827	$2,565
Work in process	165	15
Finished goods	833	341

	$10,825	$2,921

Of the $10.8 million inventory on hand at September 30, 2008, $3.7 million and $7.1 million are related to our Memory Solutions segment and our Rugged Technology Solutions segment, respectively. At September 30, 2008 and December 31, 2007, our reserve for excess, slow-moving and obsolete inventory was approximately $1.6 million and $0.8 million, respectively.

6.	Property, Plant and Equipment

We evaluate our long-lived assets, such as property, plant and equipment and finite-lived intangible assets, for impairment when events or changes in circumstances indicate that the undiscounted cash flows estimated to be associated with these assets are less than their carrying value. Due to a decline in revenue and negative cash flow related to our dual in-line memory module (DIMM) business unit, we reviewed our long-lived assets associated with this business unit for impairment as of September 30, 2008. As a result of this review, we recorded a non-cash charge of $2.4 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue, for the write-down of the lab equipment related to our DIMM business unit.

7.	Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in our acquisition of Southland Micro Systems, Inc. (Southland) on August 31, 2007 and our acquisition of Augmentix on July 14, 2008. We allocate goodwill to reporting units for goodwill impairment testing. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. The decline in revenue and negative cash flow related to our DIMM business unit, which is a separate reporting unit of the Company, during the third quarter of 2008 was an indicator of potential goodwill impairment, and because of this decline, we undertook an assessment to determine the fair value of our DIMM business. As a result of this review, we have recorded a non-cash charge of $5.0 million for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge, which was recorded in a separate line in cost of revenue, reflects the changing business prospects for our DIMM business and declining demand for our products.

Critical estimates made in determining the fair value of our DIMM business included expected future cash flows from product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

We evaluate our other intangible assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. When these factors and circumstances exist, we compare the projected undiscounted future cash flows of these assets to their respective carrying values to determine if impairment exists. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on discounted cash flows. As of June 30, 2008, as a result of the anticipated reduction in the future cash flow from our license agreement with Samsung Electronics Co., Ltd. (Samsung), we impaired the remaining residual value of the customer relationship intangible asset and recorded a charge of approximately $0.2 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship. In addition, as of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of the trade name intangible asset acquired through our Southland acquisition and recorded a charge of approximately $1.6 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. We also impaired the remaining residual value of our customer relationship and non-compete agreements acquired through our Southland acquisition as a result of the decline in revenue and negative cash flow related to our DIMM business unit, and recorded a charge of approximately $4.3 million, which is included Impairment of acquisition intangibles in operating expenses.

8.	Income Taxes

We accrue a provision for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, tax-exempt income and the application of a valuation allowance for certain deferred tax assets, for which we believe there is uncertainty regarding their realization. Foreign income tax includes withholding tax on certain royalty income received from foreign customers. The provision for income taxes may include amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of our income tax returns. We recorded a benefit for income taxes of $0.8 million during the nine months ended September 30, 2008, and we recorded a provision for income taxes of $0.2 million during the nine months ended September 30, 2007. The benefit for the nine months ended September 30, 2008 reflects our estimated annual effective tax rate of 3% and includes a discrete benefit of $0.3 million due to the inclusion of a research and development tax credit in our 2007 tax return that was not reflected in our 2007 year-end tax accrual. The nine months ended September 30, 2007 reflects our estimated annual effective tax rate of (6)%, excluding discrete items. The nine months ended September 30, 2007 also included a discrete tax charge of $0.3 million to establish a valuation allowance against our net U.S. deferred tax assets and a $0.2 million benefit due to the amendment of a prior-year tax return for a research and development tax credit.

For the nine months ended September 30, 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization. For the nine months ended September 30, 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income, the application of a valuation allowance against our net U.S. deferred tax assets as we believed there was uncertainty regarding their realization, a tax credit related to 2003 research and development costs and a reversal of a liability for an uncertain tax position.

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

We had no liability for unrecognized tax benefits at December 31, 2007 or September 30, 2008.

9.	Restructuring

During the second quarter of 2008, we recorded a restructuring charge of approximately $0.2 million due to a workforce reduction of approximately 60 positions as a result of transferring our Memory Solutions manufacturing operations in Irvine, California to Reynosa, Mexico. We completed this transition during the third quarter of 2008, resulting in an additional charge of approximately $0.2 million. The following table details the changes in the related restructuring accrual (in thousands) during the nine months ended September 30, 2008:

Restructuring accrual at December 31, 2007	$—
Restructuring expenses accrued	406
Payments of restructuring expenses	(406)

Restructuring accrual at September 30, 2008	$—

10.	Augmentix Corporation Acquisition

On July 14, 2008, we acquired all of the outstanding ownership interests in Augmentix Corporation, a provider of rugged computing solutions, pursuant to an Agreement and Plan of Merger by and among us, Augmentix, August Merger Sub Corporation, a wholly owned subsidiary of Entorian, and the stockholders of Augmentix (Sellers) dated July 11, 2008 (the Merger Agreement). Through this acquisition, we expect to further expand into high-growth markets, which contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill. The purchase price we paid for all outstanding shares at the effective time of the merger was approximately $23.5 million in cash and approximately $10.7 million in convertible notes, subject to a post-closing adjustment based on Augmentix’s working capital and transaction costs of approximately $0.9 million. See Note 11, “Convertible Notes Payable,” for additional information regarding the convertible notes issued. The notes and funds were distributed as follows, including escrow amounts (in thousands):

	Augmentix Liabilities paid at Closing	Distributed/Allocated to Common Control Owner	Distributed/Allocated to Minority Shareholders	Totals
Cash	$8,313	$8,883	$6,304	$23,500
Notes	—	6,805	3,847	10,652
Transaction costs	—	478	442	920

	$8,313	$16,166	$10,593	$35,072

This acquisition was a transaction between commonly controlled entities, as Entorian’s majority owner also owned a majority ownership percentage of Augmentix. Under a transaction between commonly controlled entities, the acquired assets related to the common owner are recorded at historical cost, similar to a pooling of interest transaction, while the purchase of the minority interests is recorded at fair value. The purchase price allocable to the common control owner in excess of the book value of the assets acquired has been presented as a return of capital to the common control owner in our financial statements. The purchase of the minority interests of Augmentix was recorded as a purchase business combination, with the purchase price allocated to the fair value of assets, including acquired intangible assets and liabilities acquired, with the excess recorded as goodwill. For the intangible assets acquired, fair value was determined by management using a discounted cash flow model. The difference between the book, fair and allocated values is as follows:

	Augmentix Book Value	Fair Value	Allocated Purchase Price	Notes
Cash	$1,737	$1,737	$1,737	No adjustment
Accounts receivable, net	3,858	3,858	3,858	No adjustment
Inventory	6,557	6,557	6,557	No adjustment
Property, plant and equipment	1,011	1,247	1,124	47.9% of difference capitalized
Other assets	56	56	56	No adjustment
Goodwill	—	9,457	4,530	47.9% capitalized
Developed technology	—	6,850	3,281	47.9% capitalized
Trade name	—	2,027	971	47.9% capitalized
Customer relationships	—	13,037	6,245	47.9% capitalized
Current liabilities	(9,754)	(9,754)	(9,754)	No adjustment

	$3,465	$35,072	$18,605

Approximately $4.3 million of the purchase price was deposited into an escrow account as security for working capital adjustments and indemnification obligations of the Sellers under the Merger Agreement. This amount held in escrow is subject to be released over a period of two years, less any amounts for unresolved and settled claims.

We granted certain Augmentix employees employment inducement stock options to purchase a total of 1,459,000 shares of our common stock pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). All of these options have an exercise price equal to the closing sales price per share of Entorian common stock on July 14, 2008, will vest over a period of up to four years and are recorded as compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)).

The following table summarizes the purchase price of the assets acquired and liabilities assumed at July 14, 2008. The allocation of the purchase price is subject to change due to a working capital adjustment to be made during the fourth quarter of 2008. The preliminary purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The preliminary purchase price was allocated as follows (in thousands):

	Amount	Useful Life (in years)
Cash	$1,737
Accounts receivable, net	3,858
Inventory	6,557
Property, plant and equipment	1,124	1-3
Other assets	56
Goodwill	4,530
Customer relationships	6,245	5
Trade name	971	10
Developed technology	3,281	3
Current liabilities	(9,754)

Purchase price for acquisition of minority interest	18,605
Return of capital to common control owner	16,467

Total purchase price, including transaction costs	$35,072

We included Augmentix’s results of operations with ours subsequent to the acquisition date, which was July 14, 2008.

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of Entorian and Augmentix for the three and nine months ended September 30, 2008 and September 30, 2007 as if the merger had been consummated at the beginning of the respective fiscal years. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the merger had been consummated at the beginning of the respective fiscal years, nor is it necessarily indicative of future operating results.

The following table sets forth the required pro forma information (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$18,986	$14,183	$63,755	$38,567
Net loss	$(24,612)	$(3,374)	$(36,000)	$(13,148)
Net loss per share - basic	$(0.53)	$(0.07)	$(0.77)	$(0.28)
Net loss per share - diluted	$(0.53)	$(0.07)	$(0.77)	$(0.28)

11.	Convertible Notes Payable

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to the Sellers. Interest payments are due each January 31 and July 30, with the principal due on December 31, 2010. The Sellers have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $2.50 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control or (iii) the redemption of all of the outstanding principal amount of the notes. At any time subsequent to the issuance of the convertible notes, we have the right to redeem the notes for the redemption amount, which is equal to the outstanding principal balance plus accrued interest, with at least 30 days prior written notice.

12.	Commitments and Contingencies

At September 30, 2008, approximately 74% of our employees in Mexico, or approximately 53% of our total employees, were represented by a labor organization that has entered into a labor contract with us.

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

During the second quarter of 2008, Samsung sent us a letter asserting that it made errors in the royalty reports that it previously delivered to us during the period beginning in the fourth quarter of 2005 and ending in the first quarter of 2008. Samsung believes that these errors resulted in an overpayment to us of an aggregate of approximately $2.9 million, and Samsung has requested that we refund this amount. Samsung paid to us a total of $14.2 million during this time period.

Because of information provided to us by Samsung regarding excessive yield loss and independent information we have obtained, we do not believe it would be appropriate to make any changes to our financial reports or book allowances related to this refund request, and we believe that our revenue recognition has been correct. Currently we are in discussions with Samsung regarding this matter.

Southland Earn-Out Consideration

As part of our purchase of Southland on August 31, 2007, we offered compensation of up to $7 million to the sellers if certain financial goals are achieved over the two years subsequent to closing the acquisition. We must estimate, on a quarterly basis, if these goals will be met, but final determination of achieving the goals will only be known on the first and second anniversary dates of the effective date. As a result, from quarter to quarter, changes in our estimates could result in reversing or recognizing significant amounts of compensation expense. In addition, the sellers may elect to receive payment in either cash or stock. We must, based on our current stock price compared to the earn-out exercise price, predict which form of payment the sellers will elect to receive. During the nine months ended September 30, 2008, we reversed the liability associated with the first earn-out period of approximately $1.2 million. As of the first anniversary of the closing, the sellers did not achieve the financial milestones and we made no payment. As of September 30, 2008, we have no expense recorded for the second earn-out period.

Currently we are not involved in any material legal proceedings. Refer to our Quarterly Report on Form 10-Q for the six months ended June 30, 2008, which was filed with the Commission on August 14, 2008 for a discussion of our past legal proceeding settled during 2008.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims we may agree to in the interest of maintaining business relationships.

13.	Common Stock

As of September 30, 2008 and December 31, 2007, we had 53,230,669 and 52,876,038 shares of common stock issued, respectively.

During the first nine months of 2008, we purchased 222,661 shares of our common stock under our stock repurchase program at a total cost of approximately $0.2 million. As of September 30, 2008, we may purchase up to an additional $6.8 million of our stock under this program.

14.	Stock-Based Compensation

In July 2003, we adopted our 2003 Stock Option Plan, which we have amended and which currently has 15,030,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

We account for all forms of our share-based payments to employees, including stock options, under SFAS 123(R), utilizing the Black-Scholes method of valuation.

Information with respect to stock option activity for the nine months ended September 30, 2008 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,333,260	$3.31
Granted	3,106,000	$0.99
Exercised	(231,624)	$0.45
Cancelled or forfeited	(857,382)	$3.03

Outstanding at September 30, 2008	7,350,254	$2.45	7.95	$114

Options exercisable at September 30, 2008	3,209,287	$3.54	6.26	$114

As of September 30, 2008, there was approximately $3.9 million of unrecognized compensation cost related to outstanding stock options. For the nine months ended September 30, 2008, the total intrinsic value of exercised stock options was approximately $95,000.

For grants issued during the three and nine months ended September 30, 2008, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Expected volatility	67.4%	64.3% - 67.4%
Dividend yield	0.0%	0.0%
Expected term (in years)	7.0	7.0
Risk-free interest rate	3.3%	2.6% – 3.9%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the options. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the nine months ended September 30, 2008 was $0.65 per share. During the three and nine months ended September 30, 2008, we recorded share-based compensation expense for options of approximately $0.4 million and $1.4 million, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of September 30, 2008, we had 800,000 authorized shares under this plan. RSUs vest over a four-year period.

Information with respect to RSU activity for the nine months ended September 30, 2008 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	505,995	$5.55
Granted	—	$—
Vested	(178,443)	$5.50
Forfeited	(34,525)	$5.42

Outstanding at September 30, 2008	293,027	$5.59

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and nine months ended September 30, 2008, RSU compensation expense was $0.2 million and $0.6 million, respectively.

15.	Accumulated Other Comprehensive Income (loss)

The components of our accumulated other comprehensive income (loss) were as follows (in thousands) at the respective dates:

	September 30, 2008	December 31, 2007
Unrealized gain (loss) on investment securities, net of tax	$(758)	$44

Accumulated other comprehensive income (loss)	$(758)	$44

The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Net loss	$(19,590)	$(1,257)
Change in unrealized gain (loss) on investment securities, net of tax	(60)	38

Comprehensive loss, net of tax	$(19,650)	$(1,219)

	Nine Months Ended September 30,
	2008	2007
Net loss	$(29,455)	$(8,301)
Change in unrealized gain (loss) on investment securities, net of tax	(802)	22

Comprehensive loss, net of tax	$(30,257)	$(8,279)

16.	Loss Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Numerator:
Net loss	$(19,590)	$(1,257)

Denominator:
Weighted average common shares outstanding	46,852	47,020
Less: Weighted average common shares subject to repurchase	—	23

Total weighted average common shares used in computing basic loss per share	46,852	46,997
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,852	46,997

Loss per share:
Basic	$(0.42)	$(0.03)

Diluted	$(0.42)	$(0.03)

	Nine Months Ended September 30,
	2008	2007
Numerator:
Net loss	$(29,455)	$(8,301)
Denominator:
Weighted average common shares outstanding	46,784	47,331
Less: Weighted average common shares subject to repurchase	—	57

Total weighted average common shares used in computing basic loss per share	46,784	47,274
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,784	47,274

Loss per share:
Basic	$(0.63)	$(0.18)

Diluted	$(0.63)	$(0.18)

17.	Segment Information

We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). As a result of the Augmentix acquisition, we now have two operating segments, Memory Solutions and Rugged Technology Solutions. Our Memory Solutions segment produces advanced module and system-level technologies for demanding high-reliability and high-performance markets. Our Rugged Technology Solutions segment produces rugged computing technologies. Our segments are strategic business units that offer different products and services. These segments are managed separately because each business requires different technologies and marketing strategies. The accounting policies for each of our segments are the same as those described in Note 2 from our Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates the performance of our segments based on income or loss before income taxes, excluding stock-based compensation expense, goodwill impairment, amortization of acquisition intangibles and impairment of acquisition intangibles and fixed assets. Future changes to our internal structure may result in changes to our reportable segments disclosed.

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues:
Memory Solutions	$8,084	$10,941	$25,609	$27,858
Rugged Technology Solutions	10,379	—	10,379	—

Consolidated revenue	$18,463	$10,941	$35,988	$27,858

Income (loss) from operations
Memory Solutions	$(5,538)	$158	$(13,509)	$(1,291)
Rugged Technology Solutions	320	—	320	—

Total segment income (loss) from operations	$(5,218)	$158	$(13,189)	$(1,291)

	September 30, 2008	December 31, 2007
Total assets:
Memory Solutions	$42,679	$99,413
Rugged Technology Solutions	28,450	—

Consolidated total assets	$71,129	$99,413

Reconciliations of our segment income (loss) from operations to our consolidated loss from operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Total segment income (loss) from operations	$(5,218)	$158	$(13,189)	$(1,291)
Stock-based compensation expense	(593)	(1,569)	(1,959)	(4,777)
Goodwill impairment	(4,952)	—	(4,952)	—
Amortization of acquisition intangibles	(1,135)	(1,303)	(2,679)	(3,698)
Impairment of acquisition intangibles and fixed assets	(8,249)	—	(8,409)	(684)

Consolidated loss from operations	$(20,147)	$(2,714)	$(31,188)	$(10,450)

18.	Related-Party Transactions

In connection with our Southland acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two of our current Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. We incurred approximately $0.1 million and $0.4 million in total operating expense related to this lease during the three and nine months ended September 30, 2008, respectively.

As a result of the relocation of our manufacturing operations from Irvine, California to Reynosa, Mexico and our plan to sublease the Irvine facility, we determined the useful life of the leasehold improvements related to our Irvine facility did not extend beyond June 30, 2008. As a result of our review, we accelerated the depreciation associated with our Irvine leasehold improvements, resulting in an additional depreciation charge of approximately $0.6 million, or $0.01 per share, during the nine months ended September 30, 2008.

In addition, our Augmentix acquisition was a transaction between commonly controlled entities, as Entorian’s majority owner also owned a majority ownership percentage of Augmentix. As a result of the acquisition, the common control owner received approximately $16.5 million of the purchase price consideration, of which $6.8 million is reported as notes payable on our balance sheet. This amount does not correspond to the ownership split between the common control owner and minority shareholders, primarily due to the accrued dividends due to the preferred holders upon completion of the acquisition.

19.	Subsequent Events

Auction Rate Securities

In October 2008, we received a settlement offer from one of our investment providers to sell at par value our auction rate securities at any time during a two-year period beginning June 30, 2010 and ending July 2, 2012. We accepted the terms of this offer in November 2008, and are in the process of determining the impact of the settlement on our consolidated financial statements.

Settlement and Release Agreement

On November 3, 2008, we entered into a settlement agreement with John R. Meehan and Joseph C. Meehan, the principal stockholders of Southland at the time we acquired it (the Meehans). In this settlement agreement:

1.	we agreed to pay 35% of our remaining two-year lease obligation on the building we are leasing from the Meehans in Irvine, California in exchange for a release from this lease;

2.	we agreed to release the remaining escrow held in the escrow account set up at the time of the Southland acquisition;

3.	the Meehans are waiving their rights to the earn-out set up at the time of the closing of the acquisition for the second (and last) year for which they are eligible to participate in the earn-out; and

4.	the Meehans’ employment was terminated, and they each will receive one year of severance in accordance with their employment agreements, and have agreed not to compete with us for one year except in certain circumstances regarding DRAM brokerage activities. As stated above, we previously relocated our California manufacturing operations from Irvine, California to Reynosa, Mexico, and now are vacating the facility in Irvine.

Separation and Release Agreement

On November 6, 2008, we entered into a separation and release agreement with Wayne R. Lieberman, our chief executive officer. Mr. Lieberman resigned his position as chief executive officer and director on our board of directors. Mr. Lieberman will receive the following as severance benefits:

1.	severance of the total of his base salary and bonuses received over the previous 12 months, paid out over the 12 months following his termination on the Company’s regular payroll periods;

2.	50% acceleration of his unvested options to purchase common stock;

3.	a lump-sum payment of one year of the costs of his medical coverage that was provided by the Company until his termination; and

4.	an extended exercise period of 18 months from the date of his termination to exercise his vested stock options.

We entered into a consulting agreement for a period of one month with Mr. Lieberman to assist us with the transition from Mr. Lieberman to Mr. Godevais, our new president and chief executive officer, with respect to certain issues.

New President, Chief Executive Officer and Director

On November 6, 2008, we announced that Stephan Godevais was appointed our new president, chief executive officer and director. Mr. Godevais entered into an employment agreement (the Employment Agreement) with the Company, pursuant to which he will receive the following:

1.	an annualized base salary of $300,000;

2.	a bonus of up to 100% of his base salary under the terms of Augmentix Corporation’s bonus plan for 2008, and the Entorian 2009 bonus plan after 2008, which will include Augmentix and Entorian results on a combined basis;

3.	an option to purchase 1 million shares of common stock of the Company granted on November 6, 2008, with an exercise price of $0.54 per share, which was the closing price of the Company’s common stock on NASDAQ on the date of grant;

4.	an option to purchase an additional 1 million shares of common stock of the Company following stockholder approval to increase the authorized shares in our stock option plan and the related notification of stockholders; and

5.	other benefits made available to executives generally.

In addition, in the event of his termination without cause (as defined in the Employment Agreement) and resignation for good reason (also as defined in the Employment Agreement), Mr. Godevais is entitled to receive:

1.	severance of the total of his base salary and bonuses received over the previous 12 months, paid out over the 12 months following his termination on the Company’s regular payroll periods;

2.	50% acceleration of his unvested options to purchase common stock;

3.	a lump-sum payment of one year of the costs of his medical coverage that was provided by the Company until his termination; and

4.	an extended exercise period of 18 months from the date of his termination to exercise his vested stock options.

New Chairman of the Board

Effective November 6, 2008, Joseph C. Aragona resigned his position as chairman of the board of directors, and will remain serving as a director. The board elected Joseph Marengi as its chairman of the board to replace Mr. Aragona. Mr. Marengi will receive an annual base salary of $60,000 to serve in this position, as well as our standard board retainer fees and meeting fees, and he will be eligible to participate in our bonus plan beginning in 2009, with a maximum bonus potential of 100% of his base salary. In addition, he received an option to purchase up to 200,000 shares of our common stock on November 6, 2008, with an exercise price of $0.54 per share, which was the closing price of the Company’s common stock on NASDAQ on the date of grant. He will receive an additional option to purchase up to 200,000 shares of our common stock following stockholder approval to increase the authorized shares in our stock option plan and the related notification to stockholders.

Increase in Stock Option Pool

On November 6, 2008, the Board of Directors approved an increase in the authorized option pool pursuant to our 2003 Stock Option Plan by 1.8 million shares, and Austin Ventures approved this increase as the majority stockholder. We plan to mail the required information to stockholders of record within the next few weeks. All employees of the Company, including our executive officers, are eligible to receive grants under this plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 14, 2008. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding the following: the sales of our products to a limited number of customers and with a limited number of key technologies; deriving a portion of our future revenue from license royalties; the lack of significant credit losses from our customers; manufacturing delays as we develop or refine new manufacturing technologies and methods; our belief that our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; our belief that our package-stacking technologies and manufacturing processes are directly applicable to the Flash memory market; our belief that our facilities are suitable and adequate to meet our current operating needs; our belief that a ten percent change in interest rates will not have a significant impact on our interest income; our belief that our strong patent portfolio and intellectual property (IP) position will allow us to expand our business; our belief that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business and will allow us to compete favorably against our competition; our intent to vigorously protect our intellectual property; our intent to grow our business through business combinations or other acquisitions; our belief that our future success will depend upon our ability to attract and retain personnel; our expectation that adopting SFAS 157 for our non-financial assets and liabilities will not have a material impact on our financial position and results of operations; our belief that we will continue to receive interest payments on our auction rate securities as long as we hold these securities; our belief that our ability to deliver memory stacking and module technologies in high volume and with short turnaround times distinguishes us from other similar service providers; our belief that it would not be appropriate to make any changes to our financial reports or book allowances related to Samsung’s refund request; our belief that our revenue recognition has been correct regarding Samsung’s refund request; our belief that the current liquidity issues related to our auction rate securities will not impact our ability to fund our ongoing business operations; our believe that our future success will depend in large part on our relationship with key Dell personnel; our expectation that revenue from Dell will represent a substantial percentage of our total revenue in the fourth quarter of 2008; and our expectation regarding expanding our business by focusing on various growth markets, including government and military applications, as well as first responders and mobile service applications in utilities, telecommunications and industrial manufacturing. . Words such as we “expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Overview

Until July 2008, we focused exclusively on providing advanced module and system-level products for high-reliability and high-performance markets by offering stacking services, as well as memory module services, as explained in more detail below. Historically, we reported our revenue under one segment.

On July 14, 2008, we acquired Augmentix Corporation. Augmentix primarily re-engineers and “ruggedizes” certain Dell™ products to provide solutions with the latest technologies, high performance levels, enhanced functionality and reliability, and the potential for a low total cost of ownership for mission-critical, rugged computing solutions.

As a result of this acquisition, we are now reporting our revenue under two segments, Memory Solutions and Rugged Technology Solutions.

Memory Solutions

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

As of September 30, 2008, our patent portfolio consisted of more than 200 patents and patent applications pending.

Through an acquisition and internal development efforts, we worked to diversify our products and markets. On August 31, 2007, we acquired Southland, a provider of memory products and services to OEMs since 1987. Southland is located in Irvine, California. Through this acquisition, one of our goals was to increase the opportunity to deploy IP to top-tier server OEMs and data center end customers.

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

Most of our customers, including Hewlett-Packard (HP), Micron Technology, Inc. (Micron), Samsung and SMART, also are competitors of ours, and may have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also sell bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties. In addition, we expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

As a result of the competitive factors set forth above, in addition to other factors regarding the current difficult market conditions, our Board of Directors is considering whether to explore strategic alternatives for our Memory Solutions business.

Rugged Technology Solutions

As set forth above, Augmentix re-engineers and ruggedizes certain Dell products to provide computing solutions for use in harsh environments.

Our business model allows us to challenge traditional rugged industry providers while enabling our customers to enjoy extensive benefits, including a common IT platform with industry-leading Dell systems. We provide:

•	efficient, cost-effective IT deployment, management and maintenance;

•	expanded functionality;

•	tier-one quality and parts consistency;

•	the potential for lower product lifecycle costs; and

•	next-generation performance in highly secure and fully rugged computing systems.

Rugged technologies are becoming more commonplace, and customers are demanding better performance and functionality, as well as seamless integration with existing technologies. We are recognizing these requirements and have developed, and are continuing to develop, a product portfolio of rugged computing systems that has been designed, engineered and independently tested to meet fully rugged requirements as defined by select military standards (MIL-STD-810F).

Our products include:

•	A+ Rugged Servers

The A+1950 2U and A+R200 1U rugged servers provide advanced server technologies for use in harsh environmental conditions.

•	A+SAMP Embedded Server Management

Our Server Availability Management Processor™ (A+SAMP) card is a self-contained, independent management card that can enhance the availability and manageability of our servers and other qualifying server platforms.

•	Latitude XFR D630

The Latitude XFR is Dell Inc.’s (Dell) first fully ruggedized notebook, designed for reliable performance in the harshest environments. It meets the military specification MIL-STD-810F for extreme temperatures, shock and drop, moisture, altitude, among other specifications.

Our rugged server solutions are sold through leading systems integrators as well as directly to U.S. government agencies. Our rugged notebooks are developed with and distributed exclusively through Dell.

We plan to expand our business by focusing on various growth markets, including government and military applications, as well as first responders and mobile service applications in utilities, telecommunications and industrial manufacturing. Additional target markets include healthcare, aeronautics and professional service applications. In these markets, heat, vibration/shock, moisture and dust can impact reliability.

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

During the second quarter of 2008, Samsung sent us a letter asserting that it made errors in the royalty reports that it previously delivered to us during the period beginning in the fourth quarter of 2005 and ending in the first quarter of 2008. Samsung believes that these errors resulted in an overpayment to us of an aggregate of approximately $2.9 million, and Samsung has requested that we refund this amount. Samsung paid to us a total of $14.2 million during this time period.

Because of information provided to us by Samsung regarding excessive yield loss and independent information we have obtained, we do not believe it would be appropriate to make any changes to our financial reports or book allowances related to this refund request, and we believe that our revenue recognition has been correct. Currently we are in discussions with Samsung regarding this matter.

Results of Operations—a comparison of the three months ended September 30, 2008 and 2007

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2008	2007
Revenue:
Product	96.1%	80.0%
License	3.9	20.0

Total revenue	100.0	100.0
Cost of revenue:
Product	91.3	59.6
Amortization of acquisition intangibles	5.3	10.2
Impairment of acquisition intangibles and fixed assets	21.3	—

Total cost of revenue	117.9	69.8

Gross profit (loss)	(17.9)	30.2
Operating expenses:
Selling, general and administrative	27.8	37.5
Research and development	11.3	12.5
Restructuring	1.0	3.3
Amortization of acquisition intangibles	0.9	1.7
Impairment of acquisition intangibles	23.4	—
Goodwill impairment	26.8	—

Total operating expenses	91.2	55.0

Loss from operations	(109.1)	(24.8)
Other income, net	0.2	7.0

Loss before income taxes	(108.9)	(17.8)
Benefit for income taxes	(2.8)	(6.3)

Net loss	(106.1)%	(11.5)%

Total revenue

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Product revenue	$17,750	$8,756	102.7%
License revenue	713	2,185	(67.4)%

Total revenue	$18,463	$10,941	68.8%

Our consolidated product revenue for the third quarter of 2008 was $17.8 million, an increase of 102.7% from $8.8 million for the third quarter of 2007. License revenue for the third quarter of 2008 was $0.7 million, a decrease of 67.4% from $2.2 million for the third quarter of 2007.

Memory Solutions total revenue decreased $2.8 million, from $10.9 million in the third quarter of 2007 to $8.1 million in the third quarter of 2008. The decrease in our Memory Solutions revenue was primarily due to the decline in demand for our memory stacking products during the third quarter of 2008, as compared to the third quarter of 2007, as a result of a decrease in both leaded-package and BGA stacks. This decline was driven by the shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded packages. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. The decline in stacking product revenue was partially offset by revenue generated from our memory module products, which began in September 2007 as a result of our Southland acquisition.

As a result of the Augmentix acquisition in July 2008 and in accordance with SFAS 131, we added a second segment, Rugged Technology Solutions, during the third quarter of 2008. Revenue in this segment is primarily generated from the sale of ruggedized computer solutions. Our Rugged Technology Solutions revenue increased from $0 in the third quarter of 2007 to $10.4 million in the third quarter of 2008. This increase more than offset the $2.8 million decline in Memory Solutions revenue.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended September 30,
	2008	2007
Dell	41%	*
SMART	13%	24%
Synnex	11%	*
Micron	*	31%
Intel	*	13%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Gross profit (loss)	$(3,305)	$3,299	(200.2)%
Percent of total revenue	(17.9)%	30.2%

Gross loss for the three months ended September 30, 2008 was $3.3 million, or 17.9% of our total revenue, as compared to gross profit of $3.3 million, or 30.2% of our total revenue, for the three months ended September 30, 2007. For the third quarter of 2008 and 2007, cost of sales included stock-based compensation expense of $0.1 million and amortization and impairment of acquisition intangibles and fixed assets of $4.9 million and $1.1 million, respectively.

The change in our gross loss for the three months ended September 30, 2008, as compared to a gross profit for the three months ended September 30, 2007, was primarily due to recording an impairment charge related to our trade name intangible asset and lab equipment for our DIMM business unit for approximately $3.9 million, as a result of a decline in revenue and negative cash flow related to this business unit. In addition, the increase in gross loss was due to a shift towards the sale of memory modules, which carry a lower gross margin than our historical stacking products. In addition, the gross margin on our stacking products declined due to lower license revenue and fixed costs being spread over lower volumes. These declines were partially offset by the gross profit generated from our rugged notebook and server products. To improve the gross margin, we consolidated our manufacturing to one location. In the first half of 2008, we began transitioning manufacturing from our Irvine facility to our facility in Reynosa, Mexico. We completed this transition at the end of the third quarter of 2008.

Selling, general and administrative expense

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Selling, general and administrative	$5,132	$4,101	25.1%
Percent of total revenue	27.8%	37.5%

Selling, general and administrative expense for the three months ended September 30, 2008 was $5.1 million, or 27.8% of total revenue. This amount reflected an increase of approximately $1.0 million, or 25.1%, as compared to $4.1 million, or 37.5%, of total revenue in the three months ended September 30, 2007. For the third quarter of 2008 and 2007, selling, general and administrative expense included stock-based compensation expense of $0.4 million and $1.3 million, respectively.

The increase in selling, general and administrative expense during the third quarter of 2008, compared to the third quarter of 2007, was primarily due to higher personnel-related costs associated with the acquisitions of Southland and Augmentix. In addition, we incurred higher professional services expense associated with the integration of our acquisitions and we recorded additional bad debt expense of approximately $0.5 million. These increases were partially offset by lower stock-based compensation expense of approximately $0.9 million.

Research and development expense

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Research and development	$2,089	$1,373	52.1%
Percent of total revenue	11.3%	12.5%

Research and development expense for the three months ended September 30, 2008 was $2.1 million, or 11.3% of total revenue, which reflected an increase of $0.7 million, or 52.1%, as compared with $1.4 million, or 12.5% of total revenue, for the three months ended September 30, 2007. For the third quarter of 2008 and 2007, research and development expense included stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively.

The increase in research and development expense during the third quarter of 2008, relative to the third quarter of 2007, was primarily due to increased development costs associated with the acquisition of Augmentix and the addition of resources to address market opportunities for advanced technologies, partially offset by decreased personnel-related costs related to our traditional stacking business.

Goodwill impairment

We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. The decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008 was an indicator of potential goodwill impairment, and because of this decline, we undertook an assessment to determine the fair value of our DIMM business. As a result of that review, we have recorded a non-cash charge of $5.0 million for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge reflects the changing business prospects for our DIMM business and declining demand for our products.

Critical estimates made in determining the fair value of our DIMM business included expected future cash flows from product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Amortization and impairment of acquisition intangibles and fixed assets

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Amortization of acquisition intangibles	$1,135	$1,303	(12.9)%
Impairment of acquisition intangibles and fixed assets	$8,249	$—	100.0%

Amortization of acquisition intangibles was $1.1 million for the three months ended September 30, 2008, which reflected a decrease of $0.2 million, or 12.9%, as compared with $1.3 million for the three months ended September 30, 2007.

We originally valued the acquisition intangibles using a discounted cash flow methodology. As a result, the scheduled amortization expense will vary from year to year. For interim periods within each year, amortization expense is recorded on a straight-line basis. The amortization expense for the third quarter of 2008 includes amortization of approximately $0.7 million for intangibles acquired during the quarter in connection with our acquisition of Augmentix.

Impairment of acquisition intangibles and fixed assets was $8.2 million for the three months ended September 30, 2008, as compared with $0 for the three months ended September 30, 2007. As of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of the trade name intangible asset acquired through our Southland acquisition and we impaired the lab equipment for our DIMM business unit and recorded a charge of approximately $3.9 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. In addition, we impaired the remaining residual value of our customer relationship and non-compete agreements intangible assets acquired through our Southland acquisition as a result of the decline in revenue and negative cash flow related to our DIMM business unit and recorded a charge of approximately $4.3 million, which is included in Impairment of acquisition intangibles in operating expenses.

Other income, net

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Other income, net	$29	$762	(96.2)%

Other income, net for the three months ended September 30, 2008, was approximately $29,000. This amount reflected a decrease of approximately $0.7 million, or 96.2%, compared to $0.8 million for the three months ended September 30, 2007.

The change in other income, net from the three months ended September 30, 2008 compared to the same period of 2007, was primarily due to a lower balance in our cash, cash equivalents and investments as a result of our Southland and Augmentix acquisitions and a reduction in our rate of return. In addition, during the third quarter of 2008 we recorded approximately $0.1 million in interest expense related to our convertible notes payable that we issued in connection with our acquisition of Augmentix and other financing charges.

Benefit for income taxes

We recorded an income tax benefit of $0.5 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively. The $0.5 million benefit for the three months ended September 30, 2008 reflects our estimated annual effective tax rate of 3% and includes a discrete benefit of $0.3 million due to the inclusion of a research and development tax credit in our 2007 tax return that was not reflected in our 2007 year-end tax accrual. The $0.7 million benefit for the three months ended September 30, 2007 reflects our estimated annual effective tax rate of (6)%, excluding discrete items. The three months ended September 30, 2007 also included discrete benefits of $0.4 million from a reduction in our valuation allowance for our net U.S. deferred tax assets resulting from a change in our forecast and a $0.2 million benefit due to the amendment of a prior-year tax return for a research and development tax credit.

For the third quarter of 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the application of a valuation allowance against our net U.S. deferred tax assets, as we believe there is uncertainty regarding their realization. For the third quarter of 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest, the partial reversal of a valuation allowance against our net U.S. deferred tax assets that was initially recorded in the second quarter of 2007 due to a change in our forecast, a tax credit related to 2003 research and development costs and a reversal of a liability for an uncertain tax position.

Results of Operations—a comparison of the nine months ended September 30, 2008 and 2007

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Nine Months Ended September 30,
	2008	2007
Revenue:
Product	90.7%	84.0%
License	9.3	16.0

Total revenue	100.0	100.0
Cost of revenue:
Product	94.9	65.0
Amortization of acquisition intangibles	6.0	11.6
Impairment of acquisition intangibles and fixed assets	11.4	2.5

Total cost of revenue	112.3	79.1

Gross profit (loss)	(12.3)	20.9
Operating expenses:
Selling, general and administrative	33.6	38.9
Research and development	12.5	16.7
Restructuring	1.1	1.3
Goodwill impairment	13.8	—
Amortization of acquisition intangibles	1.4	1.6
Impairment of acquisition intangibles	12.0	—

Total operating expenses	74.4	58.5

Loss from operations	(86.7)	(37.6)
Other income, net	2.6	8.6

Loss before income taxes	(84.1)	(29.0)
Provision (benefit) for income taxes	(2.2)	0.8

Net loss	(81.9)%	(29.8)%

Total revenue

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Product revenue	$32,639	$23,402	39.5%
License revenue	3,349	4,456	(24.8)%

Total revenue	$35,988	$27,858	29.2%

Our product revenue for the nine months ended September 30, 2008 was $32.6 million, an increase of 39.5% from $23.4 million for the nine months ended September 30, 2007. License revenue for the nine months ended September 30, 2008 was $3.3 million, a decrease of 24.8% from $4.5 million for the nine months ended September 30, 2007.

Our Memory Solutions total revenue decreased $2.3 million from $27.9 million in the first three quarters of 2007 to $25.6 million in the first three quarters of 2008. The decrease in our Memory Solutions revenue was primarily due to the decline in demand for our memory stacking products in both leaded-package and BGA stacks. This decline was driven by the shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages and the demand for stacks of this technology has not grown to offset the decline in leaded packages. The demand for BGA stacks has been hindered by the availability of other competitive solutions, including dual-die and planar technologies. The decline in stacking product revenue was almost completely offset by the increase in revenue generated from our memory module products, of which we had only one month of revenue in the first nine months of 2007.

As a result of the Augmentix acquisition and in accordance with SFAS 131, we added a second segment, Rugged Technology Solutions, during the third quarter of 2008. Revenue in this segment is primarily generated from the sale of ruggedized computer solutions. Our Rugged Technology Solutions revenues increased from $0 in the first nine months of 2007 to $10.4 million in the first nine months of 2008. This increase more than offset the $2.3 million decline in Memory Solutions revenue.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
Dell	21%	*
SMART	17%	19%
Micron	11%	39%
Google	10%	*

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Gross profit (loss)	$(4,426)	$5,836	(175.8)%
Percent of total revenue	(12.3)%	20.9%

Gross loss for the nine months ended September 30, 2008 was $4.4 million, or 12.3% of our total revenue, as compared to gross profit of $5.8 million, or 20.9% of our total revenue for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, cost of sales included stock-based compensation expense of $0.3 million in both periods and amortization and impairment of acquisition intangibles and fixed assets of $6.3 million and $3.9 million, respectively.

The change in our gross loss for the nine months ended September 30, 2008, as compared to a gross profit for the nine months ended September 30, 2007, was primarily due to recording an impairment charge related to our trade name intangible asset and lab equipment for approximately $3.9 million, as a result of a decline in revenue and negative cash flow related to our DIMM business unit. In addition, the reduction in gross profit was due to a shift towards the sale of memory modules, which carry a lower gross margin than our historical stacking products. In addition, the gross margin on our stacking products declined due to lower license revenue and fixed costs being spread over lower volumes. These declines were partially offset by the gross profit generated from our rugged notebook and server products. To improve the gross margin, we consolidated our manufacturing to one location. In the first half of 2008, we began transitioning manufacturing from our Irvine facility to our facility in Reynosa, Mexico. We completed this transition at the end of the third quarter of 2008.

Selling, general and administrative expense

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Selling, general and administrative	$12,088	$10,829	11.6%
Percent of total revenue	33.6%	38.9%

Selling, general and administrative expense for the nine months ended September 30, 2008 was $12.1 million, or 33.6% of total revenue. This amount reflected an increase of approximately $1.3 million, or 11.6%, as compared to $10.8 million, or 38.9% of total revenue, in the nine months ended September 30, 2007. For the first nine months of 2008 and 2007, selling, general and administrative expense included stock-based compensation expense of $1.4 million and $3.8 million, respectively.

The increase in selling, general and administrative expense during the first nine months of 2008, compared to the first nine months of 2007, was primarily due to higher personnel-related costs associated with the acquisitions of Southland and Augmentix. In addition, we incurred higher professional services expense associated with the integration of our acquisitions. These increases were partially offset by lower stock-based compensation expense.

Research and development expense

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Research and development	$4,486	$4,642	(3.4)%
Percent of total revenue	12.5%	16.7%

Research and development expense for the nine months ended September 30, 2008 was $4.5 million, or 12.5% of total revenue, which reflected a decrease of $0.1 million, or 3.4%, as compared with $4.6 million, or 16.7% of total revenue, for the nine months ended September 30, 2007. For the first nine months of 2008 and 2007, research and development expense included stock-based compensation expense of approximately $0.3 million and $0.7 million, respectively.

The decrease in research and development expense during first nine months of 2008, relative to the first nine months of 2007, was primarily due to decreased personnel-related costs related to our traditional stacking business and lower stock-based compensation expense, partially offset by increased development costs associated with the acquisition of Augmentix and the addition of resources to address market opportunities for advanced technologies.

Goodwill impairment

We assess whether goodwill is impaired on an annual basis. Upon determining the existence of goodwill impairment, we measure that impairment based on the amount by which the book value of goodwill exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill has been impaired. The decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008 was an indicator of potential goodwill impairment, and because of this decline, we undertook an assessment to determine the fair value of our DIMM business, which is one of our reporting units. As a result of that review, we have recorded a non-cash charge of $5.0 million for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge reflects the changing business prospects for our DIMM business and declining demand for our products.

Critical estimates made in determining the fair value of our DIMM business included expected future cash flows from product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Amortization and impairment of acquisition intangibles and fixed assets

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Amortization of acquisition intangibles	$2,679	$3,698	(27.6)%
Impairment of acquisition intangibles and fixed assets	$8,409	$684	1129.4%

Amortization of acquisition intangibles was $2.7 million for the nine months ended September 30, 2008, a decrease of $1.0 million, or 27.6%, compared to $3.7 million for the nine months ended June 30, 2007.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, the scheduled amortization expense will vary from year to year. For interim periods within each year, amortization expense is recorded on a straight-line basis. The amortization for the nine months ended September 30, 2008 includes amortization of approximately $0.7 million for intangibles acquired during the third quarter in connection with our acquisition of Augmentix.

Impairment of acquisition intangibles and fixed assets was $8.4 million for the nine months ended September 30, 2008, an increase of $7.7 million, or 1129.4%, compared to $0.7 million for the nine months ended June 30, 2007.

As of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of our trade name intangible asset acquired through our Southland acquisition and we impaired the lab equipment for our DIMM business unit and recorded a charge of approximately $3.9 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. In addition, we impaired the remaining residual value of our customer relationship and non-compete agreements acquired through our Southland acquisition as a result of the decline in revenue and negative cash flow related to our DIMM business unit and recorded a charge of approximately $4.3 million, which is included in Impairment of acquisition intangibles in operating expenses.

As of June 30, 2008, as a result of the anticipated reduction in the future cash flow from our license agreement with Samsung, we tested our customer relationship intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.2 million, which is include in Impairment of acquisition intangibles and fixed assets in cost of revenue. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship.

As of March 31, 2007, as a result of our customers’ increased use of competitive technologies and the associated uncertainty around our future revenue, we tested our trademark intangible asset for impairment. As a result of our review, we recorded an impairment charge of approximately $0.7 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. As of March 31, 2007, we also determined that the trademark intangible asset has an estimated remaining useful life of four years. During the second quarter of 2007, we began amortizing the remaining balance of $1.1 million over its estimated useful life in proportion to the estimated contribution to discounted cash flows during the four-year period.

Other income, net

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands, except %)
Other income, net	$938	$2,376	(60.5)%

Other income, net for the nine months ended September 30, 2008, was $0.9 million, as compared to $2.4 million for the nine months ended September 30, 2007.

The change in other income, net from the first nine months ended September 30, 2008 to the same period of 2007, was due to a lower balance in our cash, cash equivalents and investments as a result of our Southland and Augmentix acquisitions and a reduction in our rate of return. In addition, during the third quarter of 2008 we recorded approximately $0.1 million in interest expense related to our notes payable that we issued in connection with our acquisition of Augmentix and other financing charges.

Provision (benefit) for income taxes

We recorded an income tax benefit of $0.8 million and an income tax provision of $0.2 million for the nine months ended September 30, 2008 and 2007, respectively. The benefit for the nine months ended September 30, 2008 reflects our estimated annual effective tax rate of 3% and includes a discrete benefit of $0.3 million due to the inclusion of a research and development tax credit in our 2007 tax return that was not reflected in our 2007 year-end tax accrual. The nine months ended September 30, 2007 reflects our estimated annual effective tax rate of (6)%, excluding discrete items. The nine months ended September 30, 2007 also included a discrete tax charge of $0.3 million to establish a valuation allowance against our net U.S. deferred tax assets and a $0.2 million benefit due to the amendment of a prior-year tax return for a research and development tax credit.

For the nine months ended September 30, 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the application of a valuation allowance against our net U.S. deferred tax assets, as we believe there is uncertainty regarding their realization. For the nine months ended September 30, 2007, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the tax implications of our stock-based compensation, tax-exempt interest income, the application of a valuation allowance against our net U.S. deferred tax assets as we believed there was uncertainty regarding their realization, a tax credit related to 2003 research and development costs and a reversal of a liability for an uncertain tax position.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital of $26.9 million, including $16.1 million of cash, cash equivalents and investments, compared to working capital of $66.3 million, including $61.9 million of cash, cash equivalents and investments, as of December 31, 2007. In addition to our working capital, we held approximately $7.0 million in long-term investments at September 30, 2008 and none at December 31, 2007.

Our long-term investments consist of tax-exempt auction rate securities, which have a long-term maturity with the interest rate being reset to the maximum rate according to the applicable investment offering document. During the first quarter of 2008, auctions for certain of these securities began to fail. As of September 30, 2008, we held approximately $7.0 million of auction rate securities. The underlying collateral of our ARS consists primarily of student loans, of which 70% are guaranteed by the federal government as part of the FFELP. The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 30% of our ARS are private loans, of which 85% are insured. During the third quarter of 2008, one of our auction rate securities was called at par by the issuer for $2.5 million. See Note 4, “Investments,” for additional information.

Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $3.7 million for the nine months ended September 30, 2007. The change from net cash provided by operating activities to net cash used in operating activities was primarily due to a $21.2 million change in net loss, a net increase of $5.2 million in cash used for operating assets and liabilities and a $3.1 million change in stock-based compensation expense partially offset by an increase in intangible impairment and fixed asset impairment of $10.3 million and $2.4 million, respectively.

Net cash provided by investing activities was $4.1 million for the nine months ended September 30, 2008, primarily consisted of $18.5 million in proceeds from the sale of investments, net of purchases partially offset by $13.0 million of cash used for the Augmentix acquisition related to the minority interest. Net cash used in investing activities of $17.1 million for the nine months ended September 30, 2007 primarily consisted of the $21.4 million purchase of Southland partially offset by $5.0 million in proceeds from the sale of investments, net of purchases.

Net cash used in financing activities during the nine months ended September 30, 2008 was $9.8 million, primarily related to the Augmentix acquisition related to the common control owner of $9.7 million. Net cash used in financing activities during the nine months ended September 30, 2007 was $3.9 million, primarily related to the purchase of our common stock as part of our stock repurchase program for $4.2 million.

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

Revenue Recognition and Presentation. We engage in transactions where we sell consigned inventory to third parties and where we provide licensees with inventory. We evaluate these transactions and determine if the costs and revenue should be presented on a gross or net basis. In making this determination, we primarily consider the following: (1) we are not adding value to the inventory through our manufacturing processes, (2) we do not take risk of ownership of the inventory and (3) our net revenue from the transaction is predefined. In situations where these conditions are met, we net the expense of the components against the revenue from the transaction. For the nine months ended September 30, 2008 we recorded approximately $0.7 million in consigned inventory sales, net of cost.

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

Deferred Revenue. Our agreement with our largest OEM allows for price reductions as certain volume levels are reached. The per-unit price of lower-quantity tiers is not fixed, since the price can be retroactively adjusted downward if certain volume levels are satisfied. Pursuant to EITF 01-9 Issue 6, we consider these pricing changes as a right of return and defer the amount of rebate that could occur until the end of the annual period when the actual volume levels are known. We estimate the amount of units based on experience as well as the six-month rolling forecasts provided by our OEM, and we recognize revenue based on these estimates. Revenue above this amount is deferred until the actual volume levels are achieved, and as a result, the actual price per unit is known at the end of the year. The estimate is revised each reporting period and is ultimately adjusted to actual at the end of the year.

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

Warranty. We repair or replace products that have been authorized for repair or replacement by our customers. We utilize a third-party service provider to perform a full range of service and support options, ranging from telephone, online, on-site, return-to-depot, and customer replaceable units (parts) available in the continental U.S. and in select international cities. The costs of such repairs or replacements are expensed as actual costs are incurred. We warrant products for periods ranging from 12 to 37 months following the sale of our products. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs increase, our warranty costs to support the products in the field could increase.

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

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008 for the Company. The adoption of FSP FAS 157-3 did not significantly impact our financial position or results of operations.

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

Subsequent Events

Auction Rate Securities

In October 2008, we received a settlement offer from one of our investment providers to sell at par value our auction rate securities at any time during a two-year period beginning June 30, 2010 and ending July 2, 2012. We accepted the terms of this offer in November 2008, and are in the process of determining the impact of the settlement on our consolidated financial statements.

Settlement and Release Agreement

On November 3, 2008, we entered into a settlement agreement with John R. Meehan and Joseph C. Meehan, the principal stockholders of Southland at the time we acquired it (the Meehans). In this settlement agreement:

1.	we agreed to pay 35% of our remaining two-year lease obligation on the building we are leasing from the Meehans in Irvine, California in exchange for a release from this lease;

2.	we agreed to release the remaining escrow held in the escrow account set up at the time of the Southland acquisition;

3.	the Meehans are waiving their rights to the earn-out set up at the time of the closing of the acquisition for the second (and last) year for which they are eligible to participate in the earn-out; and

4.	the Meehans’ employment was terminated, and they each will receive one year of severance in accordance with their employment agreements, and have agreed not to compete with us for one year except in certain circumstances regarding DRAM brokerage activities.

As stated above, we previously relocated our California manufacturing operations from Irvine, California to Reynosa, Mexico, and now are vacating the facility in Irvine.

Separation and Release Agreement

On November 6, 2008, we entered into a separation and release agreement with Wayne R. Lieberman, our chief executive officer. Mr. Lieberman resigned his position as chief executive officer and director on our board of directors. Mr. Lieberman will receive the following as severance benefits:

1.	severance of the total of his base salary and bonuses received over the previous 12 months, paid out over the 12 months following his termination on the Company’s regular payroll periods;

2.	50% acceleration of his unvested options to purchase common stock;

3.	a lump-sum payment of one year of the costs of his medical coverage that was provided by the Company until his termination; and

4.	an extended exercise period of 18 months from the date of his termination to exercise his vested stock options.

We entered into a consulting agreement for a period of one month with Mr. Lieberman to assist us with the transition from Mr. Lieberman to Mr. Godevais, our new president and chief executive officer, with respect to certain issues.

New President, Chief Executive Officer and Director

On November 6, 2008, we announced that Stephan Godevais was appointed our new president, chief executive officer and director. Mr. Godevais entered into an employment agreement (the Employment Agreement) with the Company, pursuant to which he will receive the following:

1.	an annualized base salary of $300,000;

2.	a bonus of up to 100% of his base salary under the terms of Augmentix Corporation’s bonus plan for 2008, and the Entorian 2009 bonus plan after 2008, which will include Augmentix and Entorian results on a combined basis;

3.	an option to purchase 1 million shares of common stock of the Company granted on November 6, 2008, with an exercise price of $0.54 per share, which was the closing price of the Company’s common stock on NASDAQ on the date of grant;

4.	an option to purchase an additional 1 million shares of common stock of the Company following stockholder approval to increase the authorized shares in our stock option plan and the related notification of stockholders; and

5.	other benefits made available to executives generally.

In addition, in the event of his termination without cause (as defined in the Employment Agreement) and resignation for good reason (also as defined in the Employment Agreement), Mr. Godevais is entitled to receive:

1.	severance of the total of his base salary and bonuses received over the previous 12 months, paid out over the 12 months following his termination on the Company’s regular payroll periods;

2.	50% acceleration of his unvested options to purchase common stock;

3.	a lump-sum payment of one year of the costs of his medical coverage that was provided by the Company until his termination; and

4.	an extended exercise period of 18 months from the date of his termination to exercise his vested stock options.

New Chairman of the Board

Effective November 6, 2008, Joseph C. Aragona resigned his position as chairman of the board of directors, and will remain serving as a director. The board elected Joseph Marengi as its chairman of the board to replace

Mr. Aragona. Mr. Marengi will receive an annual base salary of $60,000 to serve in this position, as well as our standard board retainer fees and meeting fees, and he will be eligible to participate in our bonus plan beginning in 2009, with a maximum bonus potential of 100% of his base salary. In addition, he received an option to purchase up to 200,000 shares of our common stock on November 6, 2008, with an exercise price of $0.54 per share, which was the closing price of the Company’s common stock on NASDAQ on the date of grant. He will receive an additional option to purchase up to 200,000 shares of our common stock following stockholder approval to increase the authorized shares in our stock option plan and the related notification to stockholders.

Increase in Stock Option Pool

On November 6, 2008, the Board of Directors approved an increase in the authorized option pool pursuant to our 2003 Stock Option Plan by 1.8 million shares, and Austin Ventures approved this increase as the majority stockholder. We plan to mail the required information to stockholders of record within the next few weeks. All employees of the Company, including our executive officers, are eligible to receive grants under this plan.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 30, 2008, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At September 30, 2008, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $100,000. We have not experienced any losses on deposits of cash and cash equivalents.

Our exposure to market rate risk for changes in interest rates relates to our convertible notes. The fair market value of our convertible notes is subject to interest rate risk because of their fixed interest rate and market risk due to the convertible feature of our convertible notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall, and decrease as interest rates rise. The fair market value of our convertible notes will also increase as the market price of our stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of our convertible notes but do not impact their carrying value.

Our long-term investments consist of auction rate securities of approximately $7.0 million. During the first quarter of 2008, auctions for certain of these securities began to fail. The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. See Note 4, “Investments,” for additional information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this quarterly report, and concluded that our disclosure controls and procedures, excluding the controls performed at our Augmentix subsidiary, were effective for this purpose. This assessment excluded the controls performed at our Augmentix subsidiary because we acquired it in the second half of 2008. Augmentix’s total assets and total revenue represented approximately 34% of our total assets and 29% of our total revenue, respectively, as of September 30, 2008. While we are addressing Augmentix’s controls and procedures, we are permitted to exclude an acquisition for our assessment if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Currently, we are not involved in any material legal proceedings. Refer to our Quarterly Report on Form 10-Q for the three months ended June 30, 2008, which was filed with the SEC on August 14, 2008, for a discussion of our past legal proceeding settled during 2008.

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

Set forth below are risk factors we face primarily in our memory module and stacking businesses, which are our historical businesses. These risk factors include risks faced by Augmentix Corporation, which we acquired in July 2008, but there are additional risk factors set forth below this section that Augmentix also faces.

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

•	a shortage of critical parts, which may negatively impact our ability to fulfill customer orders;

•

the impact of transitions from current-generation products to next-generation products, with each transition resulting in lower unit volumes of memory products to produce the same amount of memory capacity. This is partially offset by increasing demand for memory capacity with each new generation of systems;

•	the increasing adoption of planar and dual-die solutions by OEMs as well as memory suppliers, instead of adopting our solutions;

•	fluctuating demand for, and life cycles of, the products and systems that incorporate our solutions;

•	changes in our relationship with Dell, Inc., Augmentix’s largest customer with which Augmentix has an exclusive sales and marketing agreement regarding certain ruggedized computer notebook products;

•	inconsistency in forecasts provided to us by Dell, resulting in increased inventory exposure as we build to the current Dell forecast;

•	decreases in military spending and the budgets of federal, state and local agencies, impacting sales of our ruggedized products sold;

•	the failure of our ruggedized products to meet the military specification MIL-STD-810F, which is the required specification for products to be considered fully rugged;

•	operational risks from our reliance on suppliers, subcontractors and third-party manufacturers for the production of products sold by Augmentix;

•	changes in OEMs’ memory and DIMM buying processes;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	the timing and compliance with license or service agreements and the terms and conditions for payment to us of license or service fees under these agreements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technology;

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;

•	changes in our products and technologies and revenue mix;

•	seasonal purchasing patterns for our products with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute technologies or manufacturing services;

•	our ability, or the ability of our customers, to procure or manufacture memory and other required components or fluctuations in the cost of such components;

•	our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, and the significant costs to us of related litigation;

•	new packaging types that we do not support;

•	cyclical fluctuations in semiconductor markets generally; and

•	general economic conditions that may affect end-user demand for products that use our technologies.

Fluctuations in the demand for our memory solutions occur as the price of next-generation monolithic memory chips declines and as OEMs respond to demand for their products, which will contribute to volatility in our revenue and operating results and may adversely impact our stock price. The rate at which OEMs adopt our memory products using a particular generation of high-density memory chips, if they adopt our memory products at all, may affect our revenue and operating results. In the past, it has taken several quarters for new, higher-density memory chips to achieve market acceptance. Once accepted by the market, demand for our memory products using these chips can accelerate rapidly and then level off such that rapid growth in sales of these products is not indicative of continued future growth. Likewise, demand for legacy memory chips can quickly decline when a new, higher-density memory chip is introduced and receives market acceptance. Sales of our products and product lines toward the end of a product’s market life may fluctuate significantly, and the precise timing of these fluctuations is difficult, if not impossible, to predict.

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

With the exception of our exclusive sales and marketing contract between Augmentix and Dell, we do not have long-term purchase agreements with customers. Our customers generally place purchase orders for deliveries no more than three months in advance and sometimes no more than a day in advance. These purchase orders generally have no cancellation or rescheduling penalty provisions. Therefore, cancellations, reductions or delays of orders from any significant customer could have a material adverse effect on our business, financial condition and results of operations.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenue and adversely affect our business. Our five largest customers accounted for 66% of our total revenue during the nine months ended September 30, 2008, 75% of our total revenue in 2007 and 89% of our total revenue in 2006. In particular, Dell, SMART, Micron and Google, Inc. (Google) accounted for 21%, 17%, 11% and 10%, respectively, of our total revenue in the first nine months ended September 30, 2008. Most of the markets for our current products and technologies are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that incorporate memory utilizing our technologies. In the future, these customers may decide not to specify products that incorporate our technologies for use in their systems. In addition, we may be more likely to make concessions to these customers regarding potential returns, repairs, or other issues than we would make if they were not significant customers.

Some of our memory customers have sought or are seeking to design alternative solutions, either internally or through third parties, to address their need for greater memory capacity. The success of these efforts could have an adverse effect on the prices we are able to charge our customers and the volume of units that incorporate our solutions, which would negatively affect our revenue and operating results.

Consolidation in some of our memory customers’ industries may result in increased customer concentration and the potential loss of customers. From time to time, the composition of our major customer base has changed from quarter to quarter as the market demand for our customers’ products has changed, and we expect this variability to continue in the future. We expect that sales of our products to a limited number of customers will continue to represent a majority of our revenue in the foreseeable future. The loss of, or a significant reduction in purchases by, any of our major customers could harm our business, financial condition and results of operations.

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

In accordance with NASDAQ Marketplace Rule 4450(e)(2), we had 180 calendar days from the date of the NASDAQ letter, or until January 20, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance. If we do not regain compliance, NASDAQ will notify us of its determination to delist our common stock, which decision we can appeal to a NASDAQ Listings Qualification Panel.

However, effective October 17, 2008, NASDAQ suspended compliance with the minimum bid price rule, and as a result, we now have until April 23, 2009, to comply with this requirement. If we are not able to comply, we may request stockholder approval to effect a reverse stock split, with the intent to comply with NASDAQ’s requirements and remain listed.

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

Our memory solutions rely on our proprietary rights, and we believe that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business. If any of our key patents or other intellectual property rights are invalidated or deemed unenforceable, or if a court limits the scope of the claims in any of our key patents or other intellectual property rights, the likelihood that companies will continue to purchase or license our memory solutions could be significantly reduced. If we fail to obtain patents or if the patents issued to us do not cover all of the claims we asserted in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. The resulting loss in revenue could significantly harm our business, financial condition and results of operations.

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

Until our acquisition of Augmentix, we derived nearly all of our revenue from sales or licenses of our Stakpak and memory module solutions. We expect these solutions to continue to account for a substantial portion of our total revenue in the near term. Continued market acceptance of these solutions is critical to our future success. As a result, our business, financial condition and results of operations could be adversely affected by:

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

We may experience substantial period-to-period fluctuations in our future revenue and operating results due to a decline in the average selling prices for our products and technologies. From time to time, we reduce the average unit price of our products and technologies in anticipation of future competitive pricing pressures, declining memory chip prices, introductions of new products and technologies by us or our memory suppliers and other factors. The high-density memory market is extremely cost sensitive due to potentially high-order volumes combined with memory buyers’ expectations for aggressive price reductions over time. As a consequence, the average selling prices of monolithic memory chips historically have declined as new product generations are commercialized. We expect that these factors will continue to create downward pressure on our average selling prices, which may, in turn, negatively impact our revenue and gross margins, particularly if we are unable to offset reductions in average selling prices by increasing our unit volumes or reducing our manufacturing costs. To improve our gross margins, we will need to develop and introduce new products and technologies on a timely basis and continually reduce our costs. Our failure to do so could cause our revenue and gross margins to decline.

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

If we manufacture products that are defective, used in defective or malfunctioning products or contain defective components, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, we cannot assume that it will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, results of operations and reputation, and on our ability to attract and retain licensees and customers.

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

Future acquisitions also could cause us to incur additional debt or contingent liabilities or cause us to issue equity securities. These actions could negatively impact the ownership percentages of our existing stockholders, our financial condition and results of operations.

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

Our manufacturing operation to manufacture memory modules and produce stacks is located in Reynosa, Mexico; our failure to continue to manage this operation, as well as issues associated with the location of this facility, could materially and adversely affect our business.

We currently manufacture all of our Stakpak units and our memory modules in Mexico, since we recently completed moving the manufacture of our memory modules from Irvine, California to Mexico. The relocation of our operations has placed, and any future growth of our operations may place, a significant strain on our management personnel, systems and resources. We may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management time and attention, and we anticipate that we will require additional management personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

We currently manufacture all of our Stakpak products and memory modules at our manufacturing facility in Mexico, since we recently completed moving the manufacture of our memory modules from Irvine, California to Mexico. This facility in Mexico is authorized to operate as a Maquiladora by the Ministry of Economy of Mexico. Mexico has enacted this legislation to promote the use of such manufacturing operations by foreign companies, and continuation of these operations depends upon, among other factors, compliance with applicable laws and regulations of the United States and Mexico. Maquiladora status allows us to import items into Mexico duty-free, provided that such items, after processing, are re-exported from Mexico within 18 months. Maquiladora status is subject to various restrictions and requirements, including:

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

While we are not party to any collective bargaining agreements with any of our employees in the United States, as of September 30, 2008, 222, or 74%, of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. As a result, our Reynosa operations are subject to union activities, including organized strikes or other work stoppages, and cost factors arising from our negotiations of employment terms with the representatives of this union. To date, we have not experienced any organized strikes or other work stoppages at our facility in Reynosa.

Funds associated with our auction rate securities may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an impairment charge.

As discussed in Note 4 to the Consolidated Condensed Financial Statements included in this Quarterly Report, our investment securities consist of auction rate securities, which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to them at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012.

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

Since we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States as a percentage of our total revenue was 17% during the nine months ended September 30, 2008, 18% in 2007 and 22% in 2006. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship units both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Additional Risk Factors Associated with Augmentix Corporation

In addition to the risk factors set forth above, we face additional risk factors as a result of our acquisition of Augmentix, as set forth below.

We are substantially dependent upon an exclusive contract with Dell for revenue generated from the sale of our ruggedized notebook products, which represents a significant portion of our revenue, and in the event of any adverse change to our relationship with Dell, our business, financial condition and results of operations could be adversely affected.

We are heavily dependent on Dell. Pursuant to an exclusive sales and marketing contract, Dell is our primary customer of ruggedized notebook products until 2010. Revenue from Dell is expected to represent a substantial percentage of our total revenue in the fourth quarter of 2008. In addition, this revenue is critical to our growth prospects in 2009 and beyond. If Dell reduces or discontinues its business with us, our business, financial condition and results of operations could be adversely affected.

In addition, we rely on the Dell sales force to sell our ruggedized notebook products and the Dell service organization to provide support to us, as well. If we experience issues regarding insufficient training or lack of sales efforts by the Dell sales force, the decline of sales of our ruggedized notebook products could have a material and adverse effect on our operating results.

A substantial portion of our revenue depends on the sale of ruggedized notebook products, and as a result, any significant reduction of sales of these products could materially and adversely affect our operating results.

Because our revenue is derived substantially from sales of our ruggedized notebook products, we are highly dependent upon the continued market acceptance of these products. Continued market acceptance of our ruggedized notebook products is critical to our future success. Any significant reduction of sales of these products could materially and adversely affect our business.

We are dependent on a limited number of suppliers for our ruggedized products, and the loss of these suppliers and our inability to procure new suppliers at comparative costs could have a material and adverse effect on our business, financial condition and results of operations.

We purchase notebooks and components from a limited number of suppliers. We purchase from Dell as the sole supplier many of the components that are used in our ruggedized laptop computers. While we believe that alternative sources are available, contractual obligations to our current supplier preclude our ability to secure new suppliers and to establish other distribution channels for our ruggedized notebook products. The loss of our supplier could cause a disruption in the availability of these products. In addition, we have a limited number of suppliers for other components, and a disruption in the supply of these components may also cause a disruption in the availability of these components and a delay in manufacturing.

We depend on third parties to supply parts for, and to manufacture, our ruggedized products, subjecting us to certain operational risks.

We rely on third parties to provide notebooks and components for our ruggedized products and ruggedized products under development. Our supply of products may be adversely affected if one or more of our suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

We currently depend on third-party manufacturers to manufacture our ruggedized products and ruggedized products under development, and this reliance subjects us to significant operational risks, any of which could impair our ability to deliver products to our customers should they occur. Our reliance involves a number of risks, including:

•	reduced management and control of component purchases;

•	reduced control over delivery schedule and quality assurance;

•	reduced control over manufacturing yields;

•	lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	interruption of supplies as a result of fire, natural calamity, strike or other significant events; and

•	misappropriation of our intellectual property.

We rely on sales forecasts provided by Dell, subjecting us to certain inventory risks.

We rely on sales forecasts provided by Dell on a monthly basis. We build our rugged notebooks to these forecasts as they are provided to us, which may result in increased inventory exposure in the event Dell reduces its forecast after we have procured materials. Any such reduced forecast by Dell could have a material and adverse effect on our operating results.

Budget constraints of the federal, state and local governments could negatively impact sales of our ruggedized products, which could materially and adversely affect our operating results.

We are targeting the U.S. military forces as potential customers of our ruggedized products, as well as other state and local governments. Any decrease in spending by these agencies or a change in the current political situation or overall market conditions may negatively impact sales of our ruggedized products, which could materially and adversely affect our operating results.

In the event of a failure of our ruggedized products to meet the military specification MIL-STD-810F, our business, financial condition and results of operations could be adversely affected.

Augmentix products are ruggedized to meet the military specifications MIL-STD-810F. Created by the U.S. government, the MIL-STD-810F specifications cover a broad range of tests that measure the durability of equipment used under harsh conditions. A failure to meet this standard would result in our products not qualifying as “rugged” products, which could have a material and adverse effect on our operating results.

Some of our suppliers and subcontractors do not have long operating histories or significant financial strength.

Some of the suppliers and subcontractors with which we engage to provide services to us are small companies without a long operating history or significant financial strength. We have selected these third parties because of their flexibility in dealing with our schedules, their prices and expertise, among other factors, but they may not have the reliability or financial position of larger, more well-established suppliers and subcontractors. As a result, we face increased risks in dealing with these third parties in terms of their financial position, ability to continue operations and meet their commitments and quality control, among other issues, which could materially and adversely affect our operating results.

We depend on key Dell personnel, and in the event of changes to these Dell personnel, our business could be harmed.

We believe our future success will depend in large part upon our relationships with key Dell personnel, who have been, and continue to be, instrumental to us in a variety of ways, including selecting Augmentix on an exclusive basis, as well as developing, marketing and selling our ruggedized notebook products. The loss of any of these key employees could jeopardize our future relationship with Dell, as well as delay the development and introduction of, and negatively impact our ability to sell, our ruggedized notebook products.

We rely on Dell to pull products from our inventory hub so that we can receive payment for our products. If Dell does not take possession of these products, we will not be paid, which could materially and adversely affect our business, financial condition and results of operations.

We stock certain of our products in a hub, from which Dell pulls these products and pays us after Dell takes possession. This arrangement allows us to receive payment for these products on a regular basis, so that we can pay our suppliers on a timely basis without significant exposure to our working capital. A change in this arrangement could result in an increase in our inventory levels, if we stock our hub but Dell does not take possession of our products, as well as an increase in our working capital exposure, since we will be required to pay our suppliers, possibly earlier than receiving payment from Dell because Dell may not take possession of these products. This change could materially and adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July	44,534	$0.76	44,534	Approx. $	6.8 million
August	33,435	$0.76	33,435	Approx. $	6.8 million
September	12,964	$0.70	12,964	Approx. $	6.8 million

TOTAL	90,933	$0.75	90,933

(1)	On July 28, 2004, we announced that our Board of Directors approved a stock repurchase program for up to $15.0 million to purchase shares of our common stock. On February 2, 2006, our Board of Directors renewed our stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated July 11, 2008, by and among Entorian Technologies Inc., August Merger Sub Corporation, Augmentix Corporation and Centennial Ventures VII, L.P., as Stockholder Representative	8-K	000-50553	2.1	7/16/08

2.2	Escrow Agreement dated July 14, 2008, by and among Entorian Technologies Inc., Wells Fargo Bank, N.A., as escrow agent, and Centennial Ventures VII, L.P., as the Stockholder Representative	8-K	000-50553	2.2	7/16/08

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Certificate of Ownership and Merger	8-K	000-50533	3.1	2/27/08

3.3	Amended and Restated Bylaws	10-Q	000-50533	3.3	5/15/08

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1	Settlement and Release Agreement dated November 3, 2008, by and among Entorian Technologies Inc., John R. Meehan and Joseph C. Meehan					X

10.2	Separation and Release Agreement dated November 6, 2008, by and between Entorian Technologies Inc. and Wayne R. Lieberman					X

10.3	Executive Employment Agreement dated November 6, 23008, by and between Entorian Technologies Inc. and Stephan Godevais					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

/s/ Stephan Godevais
Stephan Godevais
President and Chief Executive Officer
Date: November 13, 2008

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: November 13, 2008