Form 10-K
period 2008-12-31
ENTORIAN TECHNOLOGIES INC
filed 2009-03-12
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,107,566 (assuming, for this purpose, that directors, executive officers and the investment funds affiliated with Austin Ventures, L.P. are deemed affiliates).

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 27, 2009, was 46,898,084.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Entorian Technologies Inc. was originally formed by two investment funds affiliated with Austin Ventures, L.P. in May 2003 under the name Staktek Holdings, Inc. for the purpose of acquiring Staktek Corporation, which was incorporated in Texas in June 1990. In August 2003, we acquired by merger Staktek Corporation, which survives as our wholly owned subsidiary. In February 2008, we changed our name to Entorian Technologies Inc.

Until July 2008, we focused exclusively on providing advanced module and system-level products for high-reliability and high-performance markets by offering stacking services, as well as memory module services, as explained in more detail below. Historically, we reported our revenue under one segment.

On July 14, 2008, we acquired Augmentix Corporation (Augmentix). Augmentix primarily re-engineers and “ruggedizes” certain Dell® products to provide solutions with the latest technologies, high performance levels, enhanced functionality and reliability, and the potential for a low total cost of ownership for mission-critical, rugged computing solutions. As a result of this acquisition, we are now reporting our revenue under two segments, Memory Solutions and Rugged Technology Solutions.

On December 17, 2008, we announced our plan to close manufacturing activities of our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. We took this action because it became challenging to maintain a long-term profitable outlook for this part of our business. With our acquisition of Augmentix, we decided to shift our focus away from commodity component markets towards vertical computing segments.

Specifically, with respect to our stacking business, we transferred manufacturing to one of our licensees, SMART Modular Technologies, Inc. (SMART), in the first quarter of 2009. We manufactured stacks during the first quarter of 2009, and expect to close our manufacturing facility located in Reynosa, Mexico by the end of the first quarter of 2009.

With respect to our memory module business, we transferred certain assets to TriCor Technologies, Inc. in January 2009. TriCor Technologies will provide memory module quotes and arrange for product delivery, as well as handle our warranty returns and provide failure analysis support.

We have divided this Item 1 into our business as we operated it in 2008, entitled “Memory Solutions Business,” and our business as we anticipate operating it in 2009, entitled “Rugged Technology Solutions Business.” Following these two sections, we have addressed other elements of our business on a combined basis.

In addition, the terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Memory Solutions Business

Overview

In 2008, we were a provider of advanced electronic systems and sub-systems for enterprise, consumer and other high-growth markets. Our thin, small outline package (TSOP) and ball grid array (BGA) memory stacking solutions increase operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technologies. Our ArctiCore® technology is a module technology using a double-sided, multi-layer flexible circuit folded around an aluminum core and is designed for superior thermal, mechanical and electrical performance. Our other memory module technologies enable custom, as well as JEDEC-standard, registered dual in-line memory modules (R-DIMMs), fully buffered dual in-line memory modules (FB-DIMMs) and small outline dual in-line memory modules (SO-DIMMs), with the characteristics of high-density and thermal efficiencies. With an IP portfolio of more than 200 patents and patent applications pending, in 2008, we offered flexibility for customers, including outsourced manufacturing, technology licensing and custom engineering. Headquartered in Austin, Texas, we operated two ISO-certified manufacturing facilities in 2008 in Irvine, California and Reynosa, Mexico. During the second quarter of 2008, we terminated manufacturing in Irvine, California, and as set forth above, we expect to terminate manufacturing in Reynosa, Mexico during the first quarter of 2009.

We applied our expertise in memory stacking as well as module solutions to provide intellectual property and services that enabled system original equipment manufacturer (OEM) customers to cost-effectively improve the performance and reliability of their systems. By stacking industry-standard memory, our Stakpak solutions can deliver up to four times the memory capacity per memory module as compared to current-generation monolithic integrated circuits (ICs). Most of our memory-stacking units contain stacked dynamic random access memory (DRAM) packages or NAND Flash memory (a type of nonvolatile memory) packages. Customers generally adopted our package stacking technologies for three primary reasons: (1) to achieve higher memory densities using more generally available (and often more cost-effective) lower-density parts, (2) to leverage DRAM component pricing and availability arbitrage often found between higher-density and lower-density parts and (3) to enable the optimum supply flexibility supporting memory ICs of various densities from various suppliers. Our advanced module technologies deliver better capacity, reliability, and electrical and thermal performance compared to conventional module technologies. In addition to memory packages, our advanced module solutions include additional active and passive components as required by the overall solution, e.g., registers, buffers or controllers.

During 2008, our customers could license our technologies for their in-house stacking of memory units, outsource their manufacturing needs to us, buy memory units from one of our licensees, such as Samsung Electronics Co., Ltd. (Samsung), SMART and Toshiba Corporation (Toshiba), or optimize their needs through a combination of these approaches. In 2009, our customers can continue to license our technologies for their in-house stacking of memory units, as well as buy memory units from one of our licensees, such as Samsung, SMART and Toshiba.

We did not have long-term contracts with any of our manufacturing services customers. Sales of our memory products were made under short-term, cancelable purchase orders that were typically received and fulfilled in the same quarter. As a result, our ability to predict future sales in any given period was limited and subject to change based on demand for a specific OEM’s systems that incorporate our memory products and an OEM’s supply-chain decisions.

Our Technologies

We designed our memory solutions to be more easily accepted by system OEMs by utilizing industry-standard parts to cost-effectively provide next-generation memory capacity with better economics, form-factor characteristics and superior thermal management design features. Although our designs are capable of supporting all major types of commercially available packaged memory, including DRAM, Flash memory and static random access memory (SRAM), historically we focused our development of Stakpak technologies on stacking DRAM chips in leaded TSOPs and in non-leaded BGA packages. In addition, we focused our development of FlashStak technologies on stacking NAND Flash chips in TSOP packages. With the acquisition of Southland Microsystems, Inc. (Southland) in August 2007, we expanded our product offerings to include custom and JEDEC-standard modules: R-DIMMs, FB-DIMMs and SO-DIMMs.

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

High Performance Stakpak® and High Performance Stakpak II®.    Our High Performance Stakpak consists of non-leaded, double-data-rate (DDR) DRAM packages connected by a proprietary interconnect system to maximize interconnection signal integrity. This design supports all JEDEC-compliant DDR2 DRAM packages. The High Performance Stakpak has the same BGA footprint as the original monolithic BGA packages, reducing the need for OEMs to redesign circuit boards for their stacked non-leaded memory products. In addition, our High Performance Stakpak features our patented controlled impedance interconnect system to support the signal integrity needs of the high-speed DDR2 interface. The High Performance Stakpak II is our second generation of High Performance Stakpak, which we designed to incorporate improvements in cost, manufacturability and support for a larger variety of DRAM memory devices, including devices operating at DDR2-800 speeds.

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

Custom or JEDEC-Standard Modules.    With the acquisition of Southland, we expanded our business into custom and JEDEC-standard DRAM modules: R-DIMMs, FB-DIMMs and SO-DIMMs. The combination of our capabilities with Southland’s capabilities enabled high-density, small-profile and thermally-enhanced memory modules that were not possible using conventional designs. In addition, we applied our electrical and mechanical technologies to develop custom memory sub-system solutions according to unique customer specifications.

Our Customers

Manufacturing Solutions

The vast majority of the solutions that we provided were to semiconductor manufacturers, memory module manufacturers and contract manufacturers for inclusion in mid-range and high-performance servers and storage systems products of large OEMs, such as Cisco Systems, Inc., Hewlett-Packard (HP) and IBM. We also sold our solutions directly to OEMs. We provided our Flash solutions to semiconductor manufacturers and memory solution manufacturers for inclusion in high-end consumer electronic devices.

We provided our stacking services indirectly to OEMs, via semiconductor, memory module and contract manufacturers, who in turn assembled our Stakpak products onto memory modules that they delivered to the OEMs. Our major semiconductor, memory module and contract manufacturing customers included HP, Micron Technology, Inc. (Micron), SMART and Toshiba. Through our Southland acquisition, we provided memory modules directly to system OEMs and end customers.

For our manufacturing services customers, we typically received the silicon on a consignment basis and provided a quick turnaround service. Under this business model, we avoided taking price risk on the memory devices. Some of our customers placed non-binding blanket purchase orders up to three months in advance to cover shipments for the relevant period. These purchase orders served as forecasts for pricing, administrative and general scheduling purposes and were not binding orders. In some instances, purchase orders from customers were received no more than a day in advance or in the same shipment as the consigned DRAM chips that were supplied to us. We had no long-term purchase agreements with any of our customers.

Licensing Business

Through our flexible business model, our customers could, and can continue to, license our proprietary technologies. To date, we have entered into license agreements with Qimonda A.G., Samsung, SMART, Southland (which we acquired in August 2007) and Toshiba. Under these license arrangements, Samsung and Qimonda are licensed to manufacture and sell memory modules containing stacked chips incorporating our leaded-package stacking technologies and intellectual property, SMART is licensed to manufacture and sell our ArctiCore technologies as well as our Performance and High Performance Stakpak and FlashStak products, Southland was licensed to manufacture and sell certain of our ArctiCore technologies, and Toshiba is licensed to manufacture and sell our NAND Flash-memory FlashStak technologies.

Our Sales and Marketing

Historically, our sales and marketing strategy was primarily focused on targeting large OEMs, based on the assumption that ultimate control over the selection of stacking solutions, module assembly and memory components resides with the OEMs. We had a dedicated sales and marketing staff responsible for maintaining continual dialogue and forging close relationships with leading OEMs. Sales of stacked memory products utilizing our licensed stacking technologies also helped us to increase the rate at which OEMs specify our stacked memory technologies within their systems.

OEMs value improvements in memory capacity, speed, form factor, thermal management, price and reliability. Our marketing efforts emphasized the benefits of utilizing our memory solutions in OEMs’ systems and our ability to deliver our solutions through our high-yield manufacturing processes with short lead times. To maintain broad application for our memory technologies, we designed our solutions using industry-standard memory chips and footprints. This allowed us to maintain a neutral position with respect to silicon providers and memory and contract manufacturers, enabling OEMs to specify the use of standardized memory chips that were available from multiple sources in high volumes while still utilizing our technologies.

We generated new business primarily by expanding our relationships and working closely with OEMs to design products that satisfied their systems’ memory needs. OEMs determined the technical specifications and controlled the selection of vendors and contract manufacturers or memory manufacturers that would assemble and deliver the memory components.

In addition to the OEMs, we also marketed and sold to the semiconductor manufacturers and memory module manufacturers, since they are the ultimate supplier of the memory products to the OEMs. Memory module manufacturers were also an important channel for our technologies to smaller OEMs that we could not reach directly in an effective manner.

Our Suppliers

Customers that outsourced stacking manufacturing services to us generally supplied to us the memory on a consignment basis. Once we received the memory, we assembled it in our manufacturing facility and then shipped the fully assembled memory products back to them. Under this consignment model, we were not required to carry an inventory of memory for these customers, reducing our inventory costs and minimizing inventory risk associated with pricing, volumes and potential obsolescence. While we benefitted from these minimized risks, if our customers were unable to obtain sufficient DRAM due to limited availability, they were unable to consign it to us for our services. With respect to our memory module business, we carried an inventory of memory for these customers.

In order to manufacture our solutions, we required raw materials and components such as DRAM, NAND Flash, flex circuits, printed circuit boards, aluminum cores, resistors, capacitors, advanced memory buffers, epoxy adhesive, solder, nitrogen, ink marking supplies and tape and reel supplies. While we generally had multiple sources of supply of these materials, we typically procured them from limited sources to take advantage of volume pricing discounts.

We did not have extended agreements with supply-chain partners but instead they sold to us from time to time through purchase orders.

Our Manufacturing

Our sophisticated manufacturing processes combined proprietary assembly equipment with standard, back-end automation in state-of-the-art manufacturing facilities. We continually strived to increase our degree of automation, overall efficiency and production yields of our manufacturing processes.

For the year ended December 31, 2008, we manufactured all of our Stakpak memory products at our 45,000-square-foot manufacturing facility in Reynosa, Mexico.

On August 31, 2007, pursuant to our acquisition of Southland, we added 20,000 square feet of leased manufacturing space in Irvine, California, where we manufactured memory modules until we moved this production to Reynosa, Mexico, beginning in the second quarter of 2008.

We had a formal quality assurance organization in place with a strategic focus on applying process improvements to achieve overall factory quality targets. We were ISO certified to the ISO9001:2000 standard since 2001, as assessed by Bureau Veritas Quality International (N.A.) Inc.

Our Research and Development

The market for memory is subject to rapid technological changes, product obsolescence, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. During 2008, our research and development efforts were focused on advancing thermal, mechanical, material and electrical designs for the Stakpak technologies, as well as for memory modules and other forms of storage sub-system products.

Our Intellectual Property

Our manufacturing business depended, and our ongoing licensing business depends, in large part on our ability to protect our proprietary intellectual property and technologies. We do not consider our business materially dependent upon any one patent, although taken as a whole, our rights and the products made and sold under our patents were the most significant element of our business in 2008. In addition to patents, we also rely on trade secrets and trademark laws and contractual provisions to protect our intellectual property. We enter into confidentiality agreements with our employees, consultants, service providers, business partners and customers and have processes and controls in place to protect and manage access to, and distribution of, our proprietary and trade secret information.

As of January 31, 2009, our Memory Solutions Business had 125 issued patents and 98 pending patent applications. The patents primarily relate to our stacking solutions and help us protect our market position. These patents expire from time to time over the next 15 years. We may be required to spend significant resources to monitor and protect our intellectual property rights.

Our Competition

The market to provide memory solutions is intensely competitive. Within that market, we believe that we competed primarily with other providers of high-capacity technologies and services to OEMs and manufacturers of high-density memory chips. The primary factors upon which we competed were product quality and reliability, manufacturing capacity, cycle times, price and prompt and effective customer service.

We had many competitors that developed competing technologies. For example, planar solutions allow additional memory devices to be directly attached on the printed circuit board without the need for stacking. Most of the major OEMs and DRAM suppliers currently are using planar solutions, and we expect them to continue to utilize planar solutions in legacy DDR and DDR-2 technologies, as well as in next-generation DDR-3 technologies with the migration to smaller footprint packages.

In addition, memory packages have been developed that place two memory chips into a single package that allows both chips to fit in the same area as a single Stakpak, reducing the need for our technology. These dual-die packages are being offered by some semiconductor manufacturers to their OEM customers. Other competitors utilize competing technologies that stack standard chips. These traditional stacking competitors include STEC (formerly SimpleTech, Inc.), Amkor Technology, Inc. and Tessera Technologies, Inc. We also faced competition from many new technologies, such as 3D memory cells, stacked wafers, stacked die and module innovations or module stacking. These and other new technologies could change the demand for or performance requirements of memory products and could provide the market with cost-effective memory solutions that outperform our solutions.

Most of our customers, including HP, Micron, Samsung and SMART, also were competitors of ours, and had the ability to manufacture competitive products at lower costs. Our competitors also sold bundled arrangements offering a more complete or cost-effective product despite the technical merits or advantages of our services or technologies. We also faced competition from customers that continually evaluated our capabilities against the merits of manufacturing products internally.

Our Regulatory Environment

We are subject to various United States and Mexican federal, state and local laws and regulations that are administered by numerous agencies and that relate to, among other things, the protection of the environment, including those governing the discharge or disposal of pollutants and hazardous materials.

Although we are in the process of shutting it down, we are authorized to operate our manufacturing facility in Mexico as a Maquiladora by the Ministry of Economy of Mexico. This Maquiladora status allows us to import items into Mexico duty free, provided that such items, after processing, are re-exported from Mexico within 18 months. Our Maquiladora status is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora authorization program; proper utilization of imported materials; hiring and training of Mexican personnel; compliance with tax, labor, exchange control and notice provisions and regulations; and compliance with local and national constraints. Under our Maquiladora authorization program, our Reynosa, Mexico facility is not subject to any mandatory periodic audits or inspections or any periodic evaluations of our Maquiladora status. However, various Mexican government agencies, particularly Mexico’s Ministry of Economy and Mexico’s Ministry of Treasury, which are primarily responsible for the oversight and regulation of Mexico’s Maquiladora programs, have a statutory right to conduct inspections and evaluations of our Reynosa, Mexico operations at their discretion to ensure our compliance with the Maquiladora authorization program.

Rugged Technology Solutions Business

Overview

Through Augmentix Corporation, one of our wholly owned subsidiaries, we develop innovative, highly differentiated and leveraged solutions for a large OEM customer, enabling us to address targeted vertical markets representing incremental growth opportunities. Our rugged notebook solutions, which we sell to this large OEM as part of an engineering and manufacturing relationship, redefine the value customers should expect from military standard (MIL-STD 810F) rugged devices.

We also re-engineer and ruggedize Dell PowerEdge™ servers to provide leveraged solutions that are setting new standards for rugged servers with the latest technologies, extreme performance levels and enhanced functionality and reliability.

Our third product line, the Server Availability Management Processor (A+SAMP™), is a self-contained, single board embedded computer that offers enhanced availability and manageability of our A+ rugged servers. A+SAMP Lite is a derivative embedded computer that is integrated into a PBX voice over internet protocol (VOIP) telephone system by a major OEM customer and provides remote system management and control capabilities to maximize system uptime or availability.

Our business model allows us to competitively challenge traditional original development manufacturers (ODMs) by providing meaningful benefits to customers through the delivery of highly leveraged, cost-effective and differentiated “turnkey” vertical market solutions. Leveraging the core electronics, software, sales and services of Dell, Inc. (Dell), with our rugged and functionality innovations, customers enjoy extensive benefits, including advanced performance, expanded functionality and a common IT platform. This commonality translates into more efficient, cost-effective IT system deployment, management and maintenance, enabling the potential for lower product lifecycle costs.

Our Business Model and Technologies

Collaboratively with Dell, we identify market opportunities that are currently not being served and then develop a focused solution that targets a defined audience. By leveraging Dell’s core electronics, software elements, sales and customer service, we are able to focus our research, development and delivery on key enabling innovations that allow our customers to address new vertical markets that are accretive to their existing business. By combining Dell’s proven core system elements with our ruggedization technologies and solution elements, customers realize meaningful benefits in the form of advanced performance and functionality, and commonality with their mainstream products, all of which translates into the potential for a lower total cost of ownership. In addition, the benefits of our model also include leveraging Dell’s worldwide distribution channels, government contracts and sales and marketing efforts.

Through this business model, we provide measurable cost-effective benefits in the form of (i) full-service development, testing and certifications, (ii) engineering and development of rugged and functionality-enhanced innovations, (iii) market specific industrial designs, (iv) qualified sub-assembly manufacturing, (v) shortened time to market, and (vi) marketing and sales launch and sustaining field support as subject matter experts.

Dell Latitude XFR.    We engineer and produce Dell’s rugged XFR notebooks. The XFR has been designed and independently tested to military standards (MIL-STD 810F), IEC internal standard for protection provided by enclosures (IEC60529), UL standards for use in hazardous material conditions (UL1604) and other emission, immunity and electrostatic discharge control (ESD) requirements. The XFR is available with a standard, optically enhanced 14.1” WXGA LCD or with an integrated touch screen. Our QuadCool™ thermal management system protects core system electronics via a sealed thermal transfer bay, and enables the reliable use of high performance Intel® mobile processors and chipsets in extreme temperature conditions. Our exoskeleton and thermo-elastomer system provides superior protection against drops, shocks and vibration conditions. Our shock isolation and dampening technology protects key system components while exposed to similar conditions. DirectVue™ is an advanced optical technology that provides superior LCD viewability in outdoor (sunlight) conditions and impact protection. Our ingress protection system provides protection from the ingress of blowing rain and dust. Collectively, our innovative designs support reliable operation of the XFR in challenging environmental conditions and provide the potential for enhanced system uptime and availability. Customers benefit from the combination of Dell’s industry-leading platform, and our proven ruggedization technologies:

•

Dell commonality with mainstream commercial notebooks—efficient, IT deployment, management and maintenance resulting in the potential for lower total cost of ownership in addition to award-winning expanded support and service programs;

•	expanded functionality;

•	Tier 1 quality and parts consistency; and

•	advanced performance in highly secure and rugged computing systems.

Rugged Augmentix A+ Servers.    We re-engineer and ruggedize Dell PowerEdge™ servers for customers that demand greater durability and heighted server management in rack dense and transit case applications. The A+R200 and A+1950 rugged servers are designed and independently tested to select military standards (810F), and safety standards for use in mission-critical applications. Our servers are housed in dense, re-enforced chassis that have been depth-optimized (shortened) to fit into many military rack and transit case deployments. Our multi-channel forced convection cooling system, floating shock isolation storage carriers and vibration dampening compression layers, and our contamination filtration system support reliable operation in extreme temperature, humidity, shock, vibration and altitude conditions. Customers get advanced tier 1 performance and manageability in a Dell-based platform, along with MIL-STD ruggedization, to address the expanding needs of mission critical military applications. In addition, based on our leveraged model, we provide the potential for a lower total cost of ownership over the product lifecycle.

A+ Server Availability Management Processor System (A+SAMP, A+SAMP Lite).    Our A+SAMP is a single-board embedded computer that resides within our servers and provides extended levels of monitoring, reporting and remote recovery routines from system hardware and operating system failures. The A+ SAMP continuously monitors and controls a server without assistance from the host system processor, effectively providing “lights out” management in the event the server is inactive or has a failure. In the event the A+SAMP cannot restore operation of the server via pre-scripted recovery routines, it can be programmed to alert a service center for follow-up activities. The A+SAMP Lite is a derivative of the A+SAMP and has been designed for an OEM customer as an integrated management element of its VOIP PBX system. Customer benefits include the potential for enhanced uptime or system availability and the potential for lower on-site service and maintenance costs.

Our Customers

Rugged Notebook Solutions

Our rugged notebook solutions are sold exclusively to Dell. Dell markets and sells the XFR systems through its commercial business units covering military, public safety, health care, education and a range of industrial markets.

Rugged Server Solutions & Integrated A+ SAMP

Our rugged servers are sold directly to end users and through indirect channel partners. We have dedicated sales resources that support both delivery methods. We also sell through prime military contractors, systems integrators and resellers, in addition to sales facilitated through Dell’s software and peripherals group.

The majority of our notebook and server solutions are ultimately sold to the U.S. military and other federal organizations.

A+SAMP Lite

The A+SAMP Lite was developed for a leading telecom company that integrates this single-board embedded computer into its VOIP PBX telephone systems, which are then sold to customers on a global basis.

Our Sales and Marketing

Our sales and marketing strategy has been focused on providing dedicated planning and tactical support through the product lifecycle. Working closely with Dell, we have developed a collaborative methodology that includes:

•	market and customer research that feeds concept development;

•	product definition and target market validation;

•	product launch, training and education tools and programs; and

•	field sales engagement supporting Dell’s teams.

The value we deliver to Dell is based on an in-depth understanding of the markets, customers and solution elements for the “turnkey” vertical market solutions we provide. We generate new business opportunities by working closely with Dell at both the strategic and tactical level. We continue to leverage successful project wins and deployments within our primary vertical markets, while developing sales and marketing programs for expansion into additional segments.

For our rugged servers, our dedicated field sales and technical resources work closely with prime military contract holders, systems integrators and directly with customers across virtually all of the primary branches of the military. We leverage existing end user and channel relationships to target expansion within the various military branches. Based on successful deployments within the military market, and the delivery of a reliable rugged solution and supporting services, reference accounts and referrals generate the majority of our new opportunities.

Our Growth Strategy

Our vision is to be the leading provider of turnkey vertical market computing solutions to large OEM customers. We intend to continue to define and develop vertically orientated solutions for defined target markets, and develop innovative OEM-leveraged solutions that provide incremental growth and profitability opportunities for our customers.

Current OEM rugged notebook solutions: in addition to deeper penetration into the U.S federal market, we believe there are measurable expansion opportunities into new geographical regions and additional vertical markets.

Additional OEM vertical market solutions: as the general workforce, as well as federal and industrial personnel, becomes more mobile, we believe the demand for additional rugged form factors or platforms will keep pace. Working closely with Dell, we will continue to deliver a comprehensive portfolio of vertical market solutions.

Our Suppliers

In order to produce our rugged notebook and server solutions, we leverage select components and materials from Dell. This includes elements such as main logic boards, memory, base LCDs, and power supplies, among other components and materials. We leverage the logistics and supply chain so that we have continuity of supply. Additional elements, such as chassis, thermal systems, optical enhancements, and other rugged elements are procured from contracted vendors.

Supply chain and manufacturing services for our A+SAMP embedded computers are provided by a high-volume, tier-one contract manufacturing company.

During October 2008, we entered into a minimum purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of $0.2 million by March 31, 2009, an additional $0.3 million by

September 30, 2009 and an additional $0.5 million by March 31, 2010. As of December 31, 2008, we had not purchased any products under this agreement, however, we expect to fulfill the minimum purchase requirement within the agreed-upon time frame.

Our Manufacturing

For our OEM-produced rugged notebook solutions, sub-assemblies are manufactured, tested and quality checked in Austin, Texas by an ISO (9001:9002) contract manufacturer. Final products are assembled, tested and quality checked at one of Dell’s manufacturing facilities.

Our Research and Development

As we continue to define new vertical market opportunities and innovative solutions for Dell’s customers, we plan to continue to develop differentiated technologies that support our growing portfolio. By leveraging Dell’s core technologies, we are able to focus research and development on meaningful innovations for the target market audience. Focused activities include rugged chassis material and construction, thermal management, shock isolation and dampening, ingress protection, LCD optimization and data protection. Additional research and development activities are centered on functionality enhancements and enabling solution elements that are desired by the target market customers.

We believe that to maximize potential market penetration and to grow, we must continue to invest in research and development, with a continued focus on meaningful technology innovations that support highly differentiated and targeted vertical market solutions.

Our Intellectual Property

As of January 31, 2009, our Rugged Technology Solutions business had one issued patent and 14 pending patent applications. The patent and applications primarily relate to various ruggedization methods to improve our products. We may be required to spend significant resources to monitor and protect our intellectual property rights.

Our Competition

Today, we are the only ODM supplier developing and producing rugged notebooks for Dell. In the future, we could face competition for Dell’s business from traditional contract manufacturers. However, we believe that by providing highly differentiated and innovative, leveraged “turnkey” vertical market solutions that are supported by integrated sales and marketing programs, we create meaningful benefits to Dell.

Our largest competitor in the rugged notebook market is Panasonic Corporation (Panasonic), which has over 50% of the total market share. Panasonic offers the CF-30, which competes with the XFR Latitude. Dell’s Latitude XFR provides customers with meaningful benefits over Panasonic’s CF-30, including (i) commonality (for example image, drivers, and BIOS) with Dell’s mainstream notebooks that simplifies IT management and provides the potential for a lower total cost of ownership, (ii) better overall performance package based on standard voltage Intel mobile processors and chipsets, (iii) bigger, wide-aspect 14.1” WXGA LCD with DirectVue that offers enhanced clarity and contrast in outdoor (sunlight) conditions, and (iv) better standard support and service offerings with a broader set of IT deployment, management and lifecycle management tools and programs. Today, both products offer a similar degree of ruggedization based on independent military (MIL-STD), IEC (IP) and UL1604 testing. Panasonic will continue to represent a competitive threat, given its size, resources, length of time selling its rugged products, as well as other factors.

Today, we are the only primary supplier of rugged servers based on Dell’s PowerEdge server platforms. There are a number of “white box vendors” and systems integrators that serve the federal and industrial markets that develop rugged servers. Typically, these rugged systems are custom developed to meet specific contract or customer requirements, which are defined in requests for proposals or technical program specification documents. For programs where our A+ servers meet the prescribed specifications, we provide measurable benefits based on Dell commonality and our ruggedization technologies, chassis “right-sizing” and delivery cycles. Also, our leveraged model allows us to provide cost-effective solutions for many federal customers. In addition, for larger volume opportunities, we can provide a degree of customization to meet these specifications. However, for typical or average volume program opportunities where we don’t meet the exacting specifications, we have difficulty matching the flexibility of many of the current competitors.

Combined businesses

Our Employees

As of February 27, 2009, we had 158 full-time employees.

By region, 70 and 88 of our employees are located in the United States and in Mexico, respectively. As of February 27, 2009, 63% of our employees in Mexico were represented by a labor organization that has entered into a labor contract with us. We are not party to any collective bargaining agreements with any of our employees in the United States. We have never had a work stoppage, and we believe our relations with our employees are good.

Available Information

We maintain a web site at www.entorian.com, which makes available free of charge our filings with the Securities Exchange Commission (SEC). Our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available through the Investor Relations page of our web site as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. We also maintain a web site at www.augmentix.com. Our web sites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The NASDAQ Stock Market

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

However, effective October 17, 2008, NASDAQ suspended compliance with the minimum bid price rule, and as a result, we now have until July 20, 2009, to comply with this requirement. If we are not able to comply, we may request stockholder approval to effect a reverse stock split, with the intent to comply with NASDAQ’s requirements and remain listed.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Annual Report on Form 10-K and the following additional factors:

•	the timing and volume of sales of our products;

•	market demand for, and changes in the average sales prices of, our products and technologies;

•	a shortage of critical parts, which may negatively impact our ability to fulfill customer orders;

•	fluctuating demand for, and life cycles of, our products;

•	changes in our relationship with Dell, our largest customer with which we have an exclusive sales and marketing agreement regarding certain ruggedized computer notebook products;

•	inconsistency in forecasts provided to us by Dell, resulting in increased inventory exposure as we build to the current Dell forecast;

•	decreases in military spending and the budgets of federal, state and local agencies, impacting sales of our ruggedized products;

•	the failure of our ruggedized products to meet the military specification MIL-STD-810F, which is the required specification for products to be considered rugged;

•	operational risks from our reliance on suppliers, subcontractors and third-party manufacturers for the production of ruggedized products;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to manufacture and ship products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technologies;

•	changes in our products and technologies;

•	seasonal purchasing patterns for our products, with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute products and technologies;

•

our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, as well as our ability to protect our intellectual property, and the significant costs to us of related litigation; and

•	general economic conditions that may affect demand for our products.

The recent financial crisis could negatively affect our business, results of operations and financial condition.

The recent financial crisis affecting the financial markets and banking industry has resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income and equity markets. This situation could affect the budgeting and purchasing behavior of our customers. If economic growth is slowed or uncertain, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, there could be a number of follow-on consequences from the current situation on our business, including insolvency of key suppliers, resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; increased expense or inability to obtain short-term financing to fund our operations, if necessary; among other issues. These consequences could negatively affect our business, results of operations and financial condition.

We are dependent upon an exclusive contract with Dell for revenue generated from the sale of our ruggedized notebook products, which represents a significant portion of our revenue, and in the event of any adverse change to our relationship with Dell, our business, financial condition and results of operations could be adversely affected.

Presently, Dell is our only customer for our rugged notebooks. Revenue from Dell is expected to represent a substantial percentage of our total revenue in 2009. If Dell reduces or discontinues its business with us, our business, financial condition and results of operations could be adversely affected.

In addition, we heavily rely on the Dell sales force to sell our ruggedized notebook products and the Dell service organization to provide support to us. If we experience issues regarding insufficient training or lack of sales efforts by the Dell sales force, the decline of sales of our ruggedized notebook products could have a material and adverse effect on our operating results.

A substantial percentage of our total revenue depends on the sale of ruggedized notebook products, and as a result, any significant reduction of sales of these products could materially and adversely affect our operating results.

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

We purchase notebooks and components from a limited number of suppliers. Dell is the sole supplier of many of the components that are used in our ruggedized laptop computers. While we believe that alternative sources are available, contractual obligations to Dell preclude our ability to secure new suppliers. The loss of our supplier could cause a disruption in the availability of these products. In addition, we have a limited number of suppliers for other components, and a disruption in the supply of these components may also cause a disruption in the availability of these components and a delay in manufacturing, which could have a material adverse effect on our business.

We depend on third parties to manufacture our ruggedized products, subjecting us to certain operational risks.

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

Budget constraints of the U.S. military, federal, state and local governments could negatively impact sales of our ruggedized products, which could materially and adversely affect our operating results.

We market to the U.S. military forces as potential customers of our ruggedized products, as well as other state and local governments. Any decrease in spending by these agencies or a change in the current political situation or overall market conditions may negatively impact sales of our ruggedized products, which could materially and adversely affect our operating results.

In the event of a failure of our ruggedized products to meet the military specification MIL-STD-810F, our business, financial condition and results of operations could be adversely affected.

Our products are ruggedized to meet (and in some cases, exceed) the military specifications MIL-STD-810F. Created by the U.S. government, the MIL-STD-810F specifications cover a broad range of tests that measure the durability of equipment used under harsh conditions. A failure to meet this standard would result in our products not qualifying as “rugged” products, which could have a material and adverse effect on our operating results. In addition, this standard could change, third-party components could fail to meet the required specifications, or a third-party manufacturer could fail to produce our products according to the required specifications, each of which could also have a material and adverse effect on our operating results.

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

We believe our future success will depend in large part upon our relationships with key Dell personnel, who have been, and continue to be, instrumental to us in a variety of ways, including selecting us on an exclusive basis, as well as developing, marketing and selling our ruggedized notebook products. If any of these key personnel leave their current positions with Dell, this could jeopardize our future relationship with Dell, as well as delay the development and introduction of, and negatively impact our ability to sell, our ruggedized notebook products.

We rely on Dell to purchase products from our inventory hub so that we can receive payment for our products. If Dell does not take possession of these products, we will not be paid, which could materially and adversely affect our business, financial condition and results of operations.

We stock certain of our products in a hub based on a forecast from Dell, from which Dell purchases products and pays us after taking possession. This arrangement allows us to receive payment for these products on a regular basis, so that we can pay our suppliers on a timely basis without significant exposure to our working capital. If we stock our hub but Dell does not purchase our products, this could result in an increase in our inventory levels, as well as an increase in our working capital exposure, since we will be required to pay our suppliers prior to receiving payment from Dell. This change could materially and adversely affect our business, financial condition and results of operations.

Because we do not have long-term agreements with our customers and generally do not have a significant backlog of unfilled orders, our revenue and operating results in any quarter are difficult to forecast.

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

In 2008, we depended on a limited number of key customers for a substantial portion of our revenue, which number of customers we expect will be smaller in 2009, and the loss of, or a significant reduction in orders from, a key customer could significantly reduce our revenue.

Our five largest customers accounted for 74% of our total revenue in 2008, 75% of our total revenue in 2007 and 89% of our total revenue in 2006. In particular, Dell, SMART and Micron accounted for 36%, 15% and 9% respectively, of our total revenue in 2008. SMART and Micron are customers from our Memory Solutions segment. In 2009, with the termination of our manufacturing services of our Memory Solutions business, we will have fewer customers than in 2008.

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

However, effective October 17, 2008, NASDAQ suspended compliance with the minimum bid price rule, and as a result, we now have until July 20, 2009, to comply with this requirement. If we are not able to comply, we may request stockholder approval to effect a reverse stock split, with the intent to comply with NASDAQ’s requirements and remain listed.

If our common stock is delisted by NASDAQ, the trading market for our common stock would likely be adversely affected, as price quotations may not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock.

We face several issues in connection with shutting down our manufacturing facility in Reynosa, Mexico.

We are closing down our manufacturing facility in Reynosa, Mexico, and have listed the facility for sale or lease. There are many legal and regulatory issues we face, and regulations with which we must comply, as a result of our decision to close this facility. In addition, we may not be able to sell or lease our facility in a timely manner. If we encounter regulatory or other issues, or if we are unable to sell or lease our facility in a timely manner, our financial condition and results of operations could be adversely affected.

If we fail to protect our proprietary rights, our customers or our competitors might gain access to our technologies, which could adversely affect our ability to sell our products, to license our memory solutions, to compete successfully in our markets, as well as result in refunds we are required to pay to Dell and other customers and harm our operating results.

We believe that the strength of our intellectual property rights is, and will continue to be, critical to the success of our business. If any of our key patents or other intellectual property rights are invalidated or deemed unenforceable, if a court limits the scope of the claims in any of our key patents or other intellectual property rights, if we fail to protect our intellectual property or unknowingly develop products based on the intellectual property of third parties, our business could be adversely affected. We indemnify Dell and other customers for patent infringement, so in the event an infringement claim is made with respect to the notebooks we sell to Dell or other products sold to customers, if we cannot defend against the claim made, we may have to refund to Dell and other customers the purchase price of the products sold, as well as defend against the infringement claim. In addition, if we do not protect our proprietary rights, the likelihood that companies will continue to license our memory solutions could be significantly reduced. If we fail to obtain patents or if the patents issued to us do not cover all of the claims we asserted in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. The results of the factors set forth above could significantly harm our business, financial condition and results of operations.

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

Our patent portfolio contains some patents that are particularly significant to our ongoing license revenue. If any of these key patents is invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting loss in license fees and royalties could significantly harm our business, financial condition and results of operations.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

In July 2008, we issued an aggregate principal amount of approximately $10,700,000 in convertible notes (the “Notes”) due in 2010. The level of our indebtedness, among other things, could:

•

require us to dedicate a portion of our expected cash flow or our existing cash to service our indebtedness, which would reduce the amount of our cash available for other purposes, including working capital, capital expenditures and research and development expenditures;

•	make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	limit our flexibility in planning for or reacting to changes in our business;

•	limit our ability to sell ourselves or engage in other strategic transactions;

•	make us more vulnerable in the event of a downturn in our business; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the Notes mature in 2010, the holders of the Notes may require us to repurchase their Notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the Company. If we are unable to generate sufficient cash flow or are otherwise unable to make required payments, or if we fail to comply with the various requirements of the Notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

Conversion of the Notes would dilute the ownership interests of existing stockholders.

The former Augmentix stockholders have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $2.50 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of the Company or (iii) the redemption of all of the outstanding principal amount of the Notes. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

If our product failure rates increase, Dell could terminate our relationship and we could be subject to increased warranty costs, both of which could have a material adverse effect on our results of operations and financial condition.

We repair or replace products that have been authorized for repair or replacement by our customers. We utilize a third-party service provider to perform a full range of service and support options, ranging from telephone, email, online, on-site, return-to-depot and customer replaceable units (parts). We warrant products for periods ranging from 12 to 37 months following the sale of our products. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs increase, our warranty costs to support the products in the field could increase, which could have a material and adverse effect on our results of operations and financial condition. In addition, Dell could terminate its contract with us, which would also have a material and adverse effect on our results of operations and financial condition.

Our revenue may suffer if we cannot continue to license or enforce our intellectual property rights or if third parties assert that we violate their intellectual property rights.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in our technology. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our technology adequately against unauthorized third-party use, which could adversely affect our business. Third parties also may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Some of our license agreements provide limited indemnities and we may agree to indemnify others in the future. Our indemnification obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify our licensees, a licensee’s development, marketing and sales of licensed semiconductors could be severely disrupted or shut down as a result of litigation, which in turn could hamper our business, financial condition and results of operations. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our business could suffer.

We are subject to risks relating to product concentration and lack of revenue diversification.

Until our acquisition of Augmentix, we derived nearly all of our revenue from sales or licenses of our Stakpak and memory module solutions. We terminated our memory solutions manufacturing business and now are focusing on our Rugged Technology Solutions business, which derives nearly all of its revenue from sales to Dell. We expect these sales to continue to account for a substantial portion of our total revenue in the near term. Continued market acceptance of our products is critical to our future success. As a result, our business, financial condition and results of operations could be adversely affected by:

•	any decline in demand for our products;

•	failure of our products and technologies to achieve continued market acceptance;

•	the introduction of products and technologies that can serve as a substitute for, replacement of or represent an improvement over, our products and technologies;

•	technological innovations that we are unable to address with our products and technologies; and

•	any inability by us to release new products or enhanced versions of our existing products and technologies on a timely basis or the failure of our products to achieve market acceptance.

The average selling prices of our products could decrease rapidly, which may negatively impact our revenue and gross margins.

We may experience substantial period-to-period fluctuations in our future revenue and operating results due to a decline in the average selling prices for our products. From time to time, we reduce the average unit price of our products in anticipation of future competitive pricing pressures, declining component prices, introductions of new products by us and other factors. To improve our gross margins, we will need to develop and introduce new products and technologies on a timely basis and continually reduce our costs. Our failure to do so could cause our revenue and gross margins to decline.

It is difficult for us to verify royalty amounts owed to us under our license agreements, and licensees may report errors in their reports after they have paid us, which may cause us to lose revenue.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technologies and report this data to us on a periodic basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have primarily relied on the accuracy of the reports themselves without independently verifying the information in them. Our failure to audit our licensees’ books and records may result in us receiving less royalty revenue than we are entitled to under the terms of our license agreements. In addition, a licensee may report errors in reporting after the licensee has paid us royalties, which is the action Samsung has taken with royalties it has paid us from the fourth quarter of 2005 and ending in the first quarter of 2008. If we are required to refund royalties paid in earlier quarters, a refund could adversely affect our business, financial condition, results of operations and cash position.

If our products include defective parts, we may be subject to product liability or other claims.

If we sell products that are defective or contain defective components, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, we cannot assume that it will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, results of operations and reputation, and on our ability to attract and retain customers.

The viability of our ODM business model could be threatened if we are unable to control costs.

Dell expects us to deliver products and new designs within certain cost parameters, and our ability to pass unexpected costs on to Dell is limited. We also experience pressure to reduce our margins. Accordingly, if we are unable to design or procure ruggedized notebook products efficiently, our business model could be unprofitable.

If the supply of materials used to manufacture our products is interrupted, our financial condition and results of operations could be adversely affected.

In order to have our ruggedized products manufactured, we require components, such as, but not limited to, main logic boards, memory, base LCDs, power supplies, chassis, thermal systems, optical enhancements, and other rugged elements. We typically procure these materials from limited sources. Shortages in some of these materials may occur from time to time, and have occurred in the past. In addition to shortages, we could experience quality problems with these materials. If our supply of materials is interrupted for any reason, or our manufacturing turnaround times are extended, our financial condition and results of operations could be adversely affected.

We are vulnerable to increases in shipping costs, which could have an adverse impact on our gross profit margin.

Presently, our supply chain configuration requires us to bear the expense of transporting our rugged notebook products over 10,000 miles before our manufacturing process is complete and the products are made available to our primary customer. Historically, we have almost exclusively relied on air transportation to ship our products due to the need to deliver products in a timely manner.

If the cost of air transportation increases in the future, or we are unable to decrease our reliance on air transportation and decrease the distances we must transport products, we could face a decline in our gross profit margins.

We are a small company with limited resources compared to some of our current and potential competitors, and we may not be able to compete effectively and maintain or increase our market share.

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

We evaluate and explore strategic opportunities as they arise, including business combinations, strategic relationships, capital investments and the purchase, licensing or sale of assets. Our experience in acquiring other businesses, product lines and technologies is limited. The attention of our small management team may be diverted from our core business if we undertake future acquisitions. Future acquisitions may also require us to incur debt or issue equity securities that may result in dilution of existing stockholders. Potential future acquisitions also involve numerous risks, including, among others:

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

We expect a portion of our future revenue to be derived from license royalties, which is inherently risky.

Because we expect a portion of our future revenue to be derived from license royalties, our future success depends on:

•	our ability to secure broad patent coverage for our technologies and enter into license agreements with potential licensees; and

•	the ability of our licensees to develop and commercialize successful products that incorporate our technologies.

Although we have engaged in discussions with potential licensees for our technologies, we historically have not devoted significant resources to licensing our technologies. Currently we have five licensees, although only one of which is currently paying us royalties of a material amount. We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

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

It is difficult to predict when we will enter into additional license agreements, if at all. The time it takes to establish a new licensing arrangement can be lengthy. The timing of our receipt of royalty payments and the timing of how we recognize license revenue under license agreements may fluctuate and significantly impact our quarterly or annual operating results. Because we may recognize a significant portion of license fee revenue in the quarter that the license is signed, the timing of signing license agreements may impact our quarterly or annual operating results. Under our typical license agreements, we also receive ongoing royalty payments, and these may fluctuate significantly from period to period based on sales of products incorporating our licensed technologies.

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

We have intangible assets that may become impaired, which could significantly affect our results of operations in the period recognized.

In accordance with generally accepted accounting principles, we periodically evaluate the recoverability of all of our intangible assets when indicators of impairment exist. The following factors may result in an impairment of our intangible assets: significant negative industry or economic trends; disruptions to our business; declines in revenue or market capitalization; or other factors may result in an impairment of our intangible assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

If we experience credit losses or other collections issues, our business, financial condition and results of operations could suffer.

We have not historically recorded a bad debt allowance or established reserves for our accounts receivable because we did not have significant credit losses or other collections issues during the periods for which financial information is presented. However, we now have a bad debt allowance due to the bankruptcy of a large customer. Although we do not believe that we will incur any additional material credit losses in the foreseeable future, if we were to do so, our financial condition and results of operations could be harmed.

If we are unable to develop new and enhanced products that achieve market acceptance in a timely manner, our financial condition, results of operations and competitive position could be harmed.

Our future success will be based in large part on our ability to reduce our dependence on Dell by increasing revenue associated with our other products and by developing other new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

•	identify and adjust to changing requirements of customers;

•	identify and adapt to emerging technological trends in our target markets;

•	maintain effective marketing strategies;

•	timely design and introduce cost-effective, innovative and performance-enhancing features that differentiate our products from those of our competitors; and

•	successfully develop our relationships with existing and potential customers.

Funds associated with our auction rate securities may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an impairment charge.

As discussed in Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, our investment securities consist of auction rate securities (ARS), which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our ARS will impact our ability to fund our ongoing business operations. However, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. During October 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our ARS to them at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012.

The failure of any bank in which we deposit our funds could impair our operations.

We have approximately $24.6 million in cash, cash equivalents, investments and long-term investments with major financial institutions. The current banking crisis may place our deposits with our banks at risk and the FDIC deposit insurance will not be sufficient to cover any potential loss arising from a bank failure. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash, cash equivalents and investments could impair our operations.

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

Because we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States as a percentage of our total revenue was 18% in 2008, 18% in 2007 and 22% in 2006. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal executive offices are located at 8900 Shoal Creek Boulevard, Suite 125, Austin, Texas 78757. This facility consists of approximately 37,000 square feet of office space under lease through December 2010. Augmentix leases a 10,730-square foot building at 4030 W. Braker Lane, Austin, Texas 78759, through May 31, 2010, consisting of office and research and development space.

In January 2003, we commenced manufacturing operations at our facility in Reynosa, Mexico. This facility consists of approximately 45,000 square feet, which we own. During the year ended December 31, 2008, we manufactured all of our Stakpak memory products at this facility.

On August 31, 2007, pursuant to our acquisition of Southland, we leased an additional 33,000 square feet in Irvine, California, consisting of approximately 20,000 square feet of manufacturing and warehouse area from two former Entorian employees (former Southland principals). We manufactured memory modules at this facility until we moved this production to Reynosa, Mexico, beginning in the second quarter of 2008. In November 2008, we announced a settlement agreement with the selling stockholders of Southland, in which we were released from our lease obligations on the Irvine facility, among other matters as more fully described in Note 3 to the Consolidated Financial Statements included in this Annual Report.

We continue to evaluate our future real estate needs based on the current industry environment and our business requirements. We believe that these facilities are suitable and adequate to meet our current operating needs.

ITEM 3.	LEGAL PROCEEDINGS

Currently, we are not involved in any material legal proceedings.

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

Market Information

Our common stock has been quoted on the NASDAQ National Market since February 6, 2004. We trade under the symbol ENTN. As of March 3, 2009, there were 72 holders of record of our common stock.

The following tables sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
2007:
Quarter Ended March 31	$5.49	$3.21
Quarter Ended June 30	$4.15	$2.50
Quarter Ended September 30	$4.10	$2.70
Quarter Ended December 31	$3.70	$1.75
2008:
Quarter Ended March 31	$2.02	$0.77
Quarter Ended June 30	$1.32	$0.76
Quarter Ended September 30	$0.95	$0.46
Quarter Ended December 31	$0.78	$0.15

Dividends

We have not declared or paid cash dividends on our common stock.

At December 31, 2008 and 2007 we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

Equity Compensation Plan Information

We currently maintain two equity compensation plans: the 2003 Stock Option Plan, providing for the issuance of common stock to our employees, directors and consultants and the 2006 Equity-Based Compensation Plan, providing for the issuance of restricted stock, restricted stock units, stock appreciation rights, bonus stock and other types of equity to our employees, directors and consultants. The following table provides information about the Company’s common stock that may be issued upon the exercise of options under the Company’s 2003 Stock Option Plan and upon the issuance of restricted stock units pursuant to the 2006 Equity-Based Compensation Plan as of December 31, 2008.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	10,254,620	$1.72	1,053,343
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	10,254,620	$1.72	1,053,343

(1)	Excludes RSUs.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our common stock during the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October	25,854	$0.49	25,854	Approx. $	6.8 million
November	11,552	$0.48	11,552	Approx. $	6.8 million
December	34,187	$0.25	34,187	Approx. $	6.8 million

Total	71,593	$0.37	71,593

(1)	On February 2, 2006, our Board of Directors renewed our existing $15.0 million stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in connection with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations for the years ended December 31, 2006, 2007, and 2008 and the consolidated balance sheet data as of December 31, 2007 and December 31, 2008 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations for the years ended December 31, 2004 and 2005, and the consolidated balance sheet data as of December 31, 2004, December 31, 2005, and December 31, 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Entorian Technologies Inc.
	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Consolidated Statement of Operations:
Total revenue	$55,871	$40,870	$55,556	$52,526	$73,626
Gross profit (loss)	$(3,440)	$7,543	$20,686	$11,771	$31,136
Income (loss) from operations	$(44,155)	$(43,056)	$(3,565)	$(12,277)	$13,911
Net income (loss)	$(42,587)	$(39,987)	$(454)	$(7,477)	$7,806
Preferred stock dividends	—	—	—	—	(266)

Income (loss) available to common stockholders	$(42,587)	$(39,987)	$(454)	$(7,477)	$7,540

Earnings (loss) per share:
Basic	$(0.91)	$(0.85)	$(0.01)	$(0.15)	$0.16

Diluted	$(0.91)	$(0.85)	$(0.01)	$(0.15)	$0.15

Shares used in computing earnings (loss) per share:
Basic	46,799	47,156	48,080	48,579	47,234
Diluted	46,799	47,156	48,080	48,579	50,996

	Entorian Technologies Inc.
	As of December 31,
(in thousands)	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,651	$34,013	$40,797	$38,011	$39,984
Working capital	$23,027	$66,335	$84,530	$79,515	$82,011
Total assets	$53,976	$99,413	$135,191	$138,349	$155,471
Long-term debt	$10,652	$—	$—	$—	$—
Total stockholders’ equity	$34,493	$91,269	$130,028	$131,284	$141,807

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the audited consolidated condensed financial statements and notes included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations and beliefs regarding the following: closing our manufacturing facility at the end of the first quarter of 2009; that there are measurable expansion opportunities into new geographical regions and additional vertical markets; the demand for additional rugged form factors or platforms will keep pace with increasingly rapid mobilization of the general workforce as well as military personnel; fulfilling our minimum purchase requirement within the agreed-upon time frame with respect to a minimum purchase agreement we entered into with one of our suppliers; we must continue to invest in research and development to maximize potential market penetration; by providing highly differentiated and leveraged “turnkey” vertical market solutions that deliver meaningful innovations and are supported by integrated sales and marketing programs, we create measurable barriers of entry to traditional contract manufacturers; our future success will depend in large part upon our relationships with key Dell personnel; our sales to Dell will continue to account for a substantial portion of our total revenue in the near term; the lack of significant credit losses from our customers; our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations in 2009; our anticipated additions to property, plant and equipment and any share repurchases under our stock repurchase program for at least the next 12 months; the current liquidity issues related to our auction rate securities will not impact our ability to fund our ongoing business operations; we will continue to receive interest payments as long as we hold the auction rate securities; our facilities are suitable and adequate to meet our current operating needs; a ten percent change in interest rates will not have a significant impact on our interest income; our strong patent portfolio and intellectual property position will allow us to continue to expand our business; the strength of our intellectual property rights is, and will continue to be, critical to the success of our business and will allow us to compete favorably against our competition; our intent to vigorously protect our intellectual property; our revenue recognition with respect to Samsung’s claim has been appropriate; incurring additional restructuring charges during the first quarter of 2009; our future success will depend upon our ability to attract and retain personnel; our adoption of SFAS 157 for our non-financial assets and liabilities will not have a material impact on our financial position and results of operations; and the concentration of credit risk in our accounts receivable is substantially mitigated by the relatively short collection terms and the high level of credit worthiness of our customers. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Overview

Until July 2008, we focused exclusively on providing advanced module and system-level products for high-reliability and high-performance markets by offering stacking services, as well as memory module services, as explained in more detail below. Historically, we reported our revenue under one segment.

On July 14, 2008, we acquired Augmentix Corporation. Augmentix primarily re-engineers and “ruggedizes” certain Dell products to provide solutions with the latest technologies, high performance levels, enhanced functionality and reliability, and the potential for a low total cost of ownership for mission-critical, rugged computing solutions. As a result of this acquisition, we now report under two segments, Memory Solutions and Rugged Technology Solutions.

On December 17, 2008, we announced our plan to close manufacturing activities of our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. We took this action because it became challenging to maintain a long-term profitable outlook for this part of our business. With our acquisition of Augmentix, we decided to shift our focus away from commodity component markets towards vertical computing segments.

Memory Solutions

In 2008, we were a provider of advanced electronic systems and sub-systems for enterprise, consumer and other high-growth markets. Our TSOP and BGA memory stacking solutions increase operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technologies. Our ArctiCore technology is a module technology using a double-sided, multi-layer flexible circuit folded around an aluminum core and is designed for superior thermal, mechanical and electrical performance. Our other memory module technologies enable custom, as well as JEDEC-standard R-DIMMs, FB-DIMMs and SO-DIMMs, with the characteristics of high-density and thermal efficiencies.

Through an acquisition and internal development efforts, we worked to diversify our products and markets. On August 31, 2007, we acquired Southland, a provider of memory products and services to OEMs located in Irvine, California. In the second quarter of 2008, we began to move manufacturing from Irvine to our facility in Reynosa, Mexico. In November 2008, we announced a settlement agreement with the selling stockholders of Southland, in which we were released from our lease obligations on the Irvine facility, among other matters as more fully described in Note 3 to the Consolidated Financial Statements included in this Annual Report.

We applied our expertise in memory stacking as well as module solutions to provide intellectual property and services that enabled system OEM customers to cost-effectively improve the performance and reliability of their systems. By stacking industry-standard memory, our Stakpak solutions can deliver up to four times the memory capacity per memory module as compared to current-generation monolithic ICs. Most of our memory-stacking units contain stacked DRAM packages or NAND Flash memory packages. Customers generally adopted our package stacking technologies for three primary reasons: (1) to achieve higher memory densities using more generally available (and often more cost-effective) lower-density parts, (2) to leverage DRAM component pricing and availability arbitrage often found between higher-density and lower-density parts and (3) to enable the optimum supply flexibility supporting memory ICs of various densities from various suppliers. Our advanced module technologies deliver better capacity, reliability and electrical and thermal performance compared to conventional module technologies. In addition to memory packages, our advanced module solutions include additional active and passive components as required by the overall solution, e.g., registers, buffers or controllers.

During 2008, our customers could license our technologies for their in-house stacking of memory units, outsource their manufacturing needs to us, buy memory units from one of our licensees, such as Samsung, SMART and Toshiba, or optimize their needs through a combination of these approaches. In 2009, our customers can continue to license our technologies for their in-house stacking of memory units, as well as buy memory units from one of our licensees, such as Samsung, SMART, and Toshiba.

We have an IP portfolio of more than 200 patents and patent applications pending. Headquartered in Austin, Texas, in 2008, we operated two ISO-certified manufacturing facilities in Irvine, California and Reynosa, Mexico. During the second quarter of 2008, we terminated manufacturing in Irvine, California, and as set forth above, we expect to terminate manufacturing in Reynosa, Mexico during the first quarter of 2009.

Rugged Technology Solutions

Through Augmentix, we develop innovative, highly differentiated and leveraged solutions for a large OEM customer, enabling us to address targeted vertical markets representing incremental growth opportunities. Our rugged notebook solutions, which we sell to a large OEM as part of an engineering and manufacturing relationship, redefine the value customers should expect from military standard (MIL-STD 810F) rugged devices.

We also re-engineer and ruggedize Dell PowerEdge servers to provide leveraged solutions that are setting new standards for rugged servers with the latest technologies, extreme performance levels and enhanced functionality and reliability.

Our third product line, the A+SAMP, is a self-contained, single board embedded computer that offers enhanced availability and manageability of our A+ rugged servers. A+SAMP Lite is a derivative embedded computer that is integrated into a PBX VOIP telephone system by a major OEM customer and provides remote system management and control capabilities to maximize system uptime or availability.

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

During the second quarter of 2008, Samsung sent us a letter asserting that it made errors in the royalty reports that it previously delivered to us during the period beginning in the fourth quarter of 2005 and ending in the first quarter of 2008. Samsung stated that it believes that these errors resulted in an overpayment to us of an aggregate of approximately $2.9 million, and Samsung has requested that we refund this amount. Samsung paid to us a total of $14.2 million during this time period.

Because of information provided to us by Samsung regarding excessive yield loss and independent information we have obtained, we do not believe it would be appropriate to make any changes to our financial reports or book allowances related to this refund request, and we believe that our revenue recognition has been appropriate.

Results of Operations

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Year Ended December 31,
	2008	2007	2006
Revenue:
Product	94.0%	84.4%	77.6%
License	6.0	15.6	22.4

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	92.3	69.1	50.9
Amortization of acquisition intangibles	5.5	10.7	11.9
Impairment of acquisition intangibles and fixed assets	8.4	1.7	—

Total cost of revenue	106.2	81.5	62.8

Gross profit (loss)	(6.2)	18.5	37.2
Operating expenses:
Selling, general and administrative	27.9	39.0	26.6
Research and development	13.3	13.8	14.8
Restructuring	5.6	0.8	0.7
Provision for doubtful accounts	1.1	0.1	—
Amortization of acquisition intangibles	1.0	1.8	1.5
Impairment of acquisition intangibles	7.7	—	—
Goodwill impairment	16.2	68.3	—

Total operating expenses	72.8	123.8	43.6

Loss from operations	(79.0)	(105.3)	(6.4)
Other income, net	1.3	7.5	5.4

Loss before income taxes	(77.7)	(97.8)	(1.0)
Benefit for income taxes	(1.5)	—	(0.2)

Net loss	(76.2)%	(97.8)%	(0.8)%

Total Revenue

Total revenue for the year ended December 31, 2008 was $55.9 million, compared to revenue of $40.9 million and $55.6 million for the years ended December 31, 2007 and 2006, respectively. Product revenue in 2008 was $52.5 million, compared to $34.5 million and $43.1 million for 2007 and 2006, respectively. License revenue in 2008 was $3.4 million, compared to $6.4 million and $12.5 million for 2007 and 2006, respectively.

Memory Solutions total revenue decreased $9.1 million, from $40.9 million during 2007 to $31.8 million in 2008. The decrease in our Memory Solutions revenue was primarily due to the decline in demand for our memory stacking products in both leaded-package and BGA stacks. This decline was driven by the shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages, and the demand for stacks of this technology did not grow to offset the decline in leaded packages. The demand for BGA stacks was hindered by the availability of other competitive solutions, including dual-die and planar technologies. The decline in stacking product revenue was partially offset by the increase in revenue generated from our memory module products, of which we had only four months of revenue in 2007, as a result of our Southland acquisition at the end of August 2007.

License revenue decreased $3.0 million during 2008, compared with 2007, which was mainly the result of decreased royalties from Samsung. The Samsung license is for our leaded-package technologies, which are being replaced over time by BGA technologies.

As a result of the Augmentix acquisition in July 2008 and in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), we added a second segment, Rugged Technology Solutions, during the third quarter of 2008. Revenue in this segment is primarily generated from the sale of ruggedized computer solutions. Our Rugged Technology Solutions revenue increased from $0 in 2007 to $24.1 million in 2008. This increase more than offset the $9.1 million decline in Memory Solutions revenue.

Subsequent to the first quarter of 2009, we will only generate license revenue from our Memory Solutions segment in addition to the revenue generated from our Rugged Technology Solutions segment.

Our decrease in product revenue during 2007, compared to 2006, was primarily due to a decrease in both leaded-package and BGA stacks. This decline was driven by the continuing shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages, and the demand for stacks of this technology did not grow to offset the decline in leaded packages. The demand for BGA stacks was hindered by the availability of other competitive solutions, including dual-die and planar technologies. In addition, the price differential between 512 Mbit devices and 1 Gbit devices declined during 2007, temporarily reducing a key value proposition associated with stacking the 512 Mbit packages. These declines were partially offset by an increase in Flash-based stacks and by $6.7 million in revenue from our Southland acquisition for the last four months of 2007.

License revenue decreased $6.1 million during 2007, compared with 2006, which was mainly the result of decreased royalties from Samsung. The Samsung license is for our leaded-package technologies, which are being replaced over time by BGA technologies.

The following tables summarize sales to customers for products in our Memory Solutions and Rugged Technology Solutions segments that represented 10% or more of consolidated total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Dell	36%	*	*
SMART	15%	19%	13%
Micron	*	34%	18%
Google	*	10%	*
Samsung	*	*	20%
HP	*	*	20%
Netlist	*	*	18%

*	Amount does not equal or exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our accounts receivable at the dates indicated:

	December 31,
	2008	2007
Dell	20%	*
SMART	13%	18%
Mitac	12%	*
Google	*	30%
Micron	*	16%

*	Amount does not exceed 10% for the indicated period.

Gross Profit (Loss)

Gross loss for the year ended December 31, 2008 was $3.4 million, or 6.2% of total revenue. This amount represents a decrease of $10.9 million, compared to gross profit of $7.5 million, or 18.5% of total revenue, for the year ended December 31, 2007. The change in our gross loss for the year ended December 31, 2008, as compared to a gross profit for the year ended December 31, 2007, was primarily due to (i) recording an impairment charge related to our trade name intangible asset, land, building and lab equipment for approximately $4.5 million, as a result of a decline in revenue and negative cash flow related to our Memory Solutions business, (ii) recording an additional reserve for excess and obsolete inventory of approximately $2.0 million related to our DIMM inventory and (iii) a shift towards the sale of memory modules, which carry a lower gross margin than our historical stacking products. The gross margin on our stacking products declined due to lower license revenue and fixed costs being spread over lower volumes. These declines were partially offset by the gross profit generated from our rugged notebook and server products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2008 was $15.6 million, or 27.9% of total revenue. This amount reflected a decrease of $0.3 million, or 1.9%, compared to selling, general and administrative expense of $15.9 million, or 39.0% of total revenue, for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, selling, general and administrative expense included stock-based compensation expense of $2.0 million and $4.7 million, respectively. The decrease in selling, general and administrative expense during 2008, compared to 2007, was primarily due to lower stock-based compensation expense, partially offset by higher personnel-related costs associated with the acquisitions of Southland and Augmentix.

Selling, general and administrative expense for the year ended December 31, 2007 was $15.9 million, or 39.0% of total revenue. This amount reflected an increase of $1.1 million, or 7.4%, compared to selling, general and administrative expense of $14.8 million, or 26.6% of total revenue, for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, selling, general and administrative expense included stock-based compensation expense of $4.7 million and $4.6 million, respectively. The increase in selling, general and administrative expense during 2007, relative to 2006, was primarily due to increased personnel-related costs in connection with our acquisition of Southland.

Research and Development

Research and development expense for the year ended December 31, 2008 was $7.4 million, or 13.3% of total revenue, which reflected an increase of $1.7 million, or 29.8%, compared with research and development expense of $5.7 million, or 13.8% of total revenue for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, research and development expense included stock-based compensation expense of approximately $0.4 million and $0.8 million, respectively. The increase in research and development expense during 2008, relative to 2007, was primarily due to the addition of research and development expense associated with the acquisition of Augmentix, partially offset by decreased personnel-related costs related to our traditional stacking business and lower stock-based compensation expense.

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

Restructuring Expense

During the second quarter of 2008, we recorded a restructuring charge of approximately $0.2 million due to a workforce reduction of approximately 60 positions as a result of transferring our Memory Solutions manufacturing operations in Irvine, California to Reynosa, Mexico. We completed this transition during the third quarter of 2008, resulting in an additional charge of approximately $0.2 million. During the fourth quarter of 2008, we recorded restructuring expense of $2.7 million due to a workforce reduction of approximately 180 positions as a result of our plan to close manufacturing activities of our Memory Solutions business. During the first quarter of 2009, we expect to incur an additional charge of approximately $2.0 million related to closing our manufacturing facility in Mexico, consisting of additional restructuring expense and closing costs.

During the year ended December 31, 2007, we recorded restructuring expense of $0.3 million.

Provision for Doubtful Accounts

Provision for doubtful accounts expense for the year ended December 31, 2008, 2007 and 2006 was $0.6 million, $43,000 and $0, respectively. The increase in our provision for doubtful accounts was primarily due to the bankruptcy of a large customer during 2008.

Goodwill Impairment

As of October 1, 2008, the goodwill remaining on the balance sheet was associated with our Rugged Technology Solutions segment. At that time we undertook our annual goodwill assessment and determined that no impairment of goodwill existed. However, during the fourth quarter of 2008, due to continued challenges presented by general economic conditions and our low market capitalization, we conducted a review to update the fair value of the Rugged Technology Solutions segment. As a result of that review, we recorded a non-cash charge of $4.0 million during the fourth quarter of 2008 for the impairment of the goodwill created by the Augmentix acquisition. The impairment charge reflects increased uncertainty in the business due to recent economic developments.

The decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008 was an indicator of potential goodwill impairment. Because of this decline, we completed an impairment analysis of this reporting unit. As a result of that review, we recorded a non-cash charge of $5.0 million during the third quarter of 2008 for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge reflected the changing business prospects for our DIMM business and declining demand for our products.

Based on our annual assessment on October 1, 2007, we determined that no impairment of goodwill existed. The decline in our market capitalization during the fourth quarter of 2007 was an indicator of potential goodwill impairment, and because of this decline we undertook an assessment on December 31, 2007 to determine the fair value of our business associated with the goodwill. As a result of that review, we recorded a 2007 non-cash charge of $27.9 million for the write-down of the goodwill related to our stacking business that Austin Ventures acquired in August 2003. The impairment charge reflected the changing business prospects for our stacking business, declining utilization of our processes by licensees and declining demand for our products.

Critical estimates made in determining the fair value of our Memory Solutions segment included expected future cash flows from licensing agreements and product sales, customer turnover and future overhead expenses. Critical estimates made in determining the fair value of our Rugged Technology Solutions segment include future customer turnover and operating margins. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Amortization and Impairment of Acquisition Intangibles and Fixed Assets

During the year ended December 31, 2008, we amortized $3.6 million of intangible assets resulting from the Staktek, Southland and Augmentix acquisitions, with $3.0 million allocated to cost of revenue and $0.6 million to operating expenses. In 2009, we expect to incur amortization expense of $2.6 million, with $1.4 million allocated to cost of revenue and $1.2 million to operating expenses.

The acquisition intangibles were originally valued using a discounted cash flow methodology. As a result, the scheduled amortization expense will vary from year to year. For interim periods within each year, amortization expense is recorded on a straight-line basis.

In the fourth quarter of 2008, as a result of our decision to close our operations in Reynosa, Mexico, we reviewed the value of our land and building there. We estimated the cash flow that would result from the disposal of those assets and booked an impairment expense of $0.6 million in the fourth quarter of 2008.

As of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of our trade name intangible asset acquired through our Southland acquisition and we impaired the lab equipment for our DIMM business unit. As a result, we recorded a charge of approximately $3.9 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. In addition, we impaired the remaining residual value of our customer relationship and non-compete agreements acquired through our Southland acquisition as a result of the decline in revenue and negative cash flow related to our DIMM business unit and recorded a charge of approximately $4.3 million, which is included in Impairment of acquisition intangibles in operating expenses.

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

Interest and Other Income (Expense)

Interest and other income, net, for the years ended December 31, 2008 and 2007, was $0.7 million and $3.1 million, respectively. The decrease in interest and other income, net was mainly due to a lower balance in our cash, cash equivalents and investments as a result of our Southland and Augmentix acquisitions and a reduction in our rate of return. Also, during 2008 we recorded approximately $0.3 million in Interest expense related to our convertible notes that we issued in connection with our acquisition of Augmentix and other financing charges.

Interest and other income, net, for the years ended December 31, 2007 and 2006, was $3.1 million and $3.0 million, respectively. The increase in interest and other income, net was mainly due to the cash received during 2007 as a result of recycling scrapped material.

Benefit for Income Taxes

We recorded an income tax benefit of $0.8 million, $10,000 and $0.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, our effective tax rate was 1.9%, 0.0% and 22.3%, respectively. Management has determined that there is substantial doubt we will realize the benefit of our net deferred tax asset. As a result, we recorded a valuation allowance of approximately $12.0 million in 2008 and approximately $5.1 million in 2007 against our net deferred tax assets.

During 2008, the effective tax rate differed from the federal statutory rate of 35% due primarily to the $12.0 million valuation allowance. During 2007, the effective tax rate differed from the federal statutory rate of 35% due primarily to recording the impairment of goodwill and the $5.1 million valuation allowance. During 2006, the effective tax rate differed from the federal statutory rate of 35%, due primarily to the impact of certain stock-based compensation expenses that were not tax deductible, in addition to other permanent items, including tax-exempt interest income.

Quarterly Results of Operations

The following table presents unaudited results of operations for each of the quarters in the years ended December 31, 2008 and 2007. You should read the following table in connection with the consolidated financial statements and related notes contained in Item 8 in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
(in thousands, except per share data)	Dec. 31, 2008		Sep. 30, 2008		Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007		Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
Revenue:
Product	$19,855		$17,750		$7,677	$7,212	$11,088		$8,756	$7,464	$7,182
License	28		713		1,236	1,400	1,923		2,185	775	1,496

Total revenue	$19,883		$18,463		$8,913	$8,612	$13,011		$10,941	$8,239	$8,678
Gross profit (loss)	$986		$(3,305)		$(232)	$(889)	$1,706		$3,299	$1,407	$1,130
Net loss	$(13,132	) (1)	$(19,590	) (2)	$(4,003)	$(5,862)	$(31,686	) (3)	$(1,257)	$(4,108)	$(2,936)

Loss per share:
Basic	$(0.28)		$(0.42)		$(0.09)	$(0.13)	$(0.68)		$(0.03)	$(0.09)	$(0.06)
Diluted	$(0.28)		$(0.42)		$(0.09)	$(0.13)	$(0.68)		$(0.03)	$(0.09)	$(0.06)
Shares used in computing loss per share:
Basic	46,844		46,852		46,763	46,737	46,810		46,997	47,380	47,377
Diluted	46,844		46,852		46,763	46,737	46,810		46,997	47,380	47,377

(1)	Includes expense related to the impairment of goodwill and property, plant and equipment of $4.0 million and $0.6 million, respectively.

(2)	Includes expense related to the impairment of goodwill, other intangible assets and property, plant and equipment of $5.0 million, $5.9 million and $2.4 million, respectively.
(3)	Includes expense related to the impairment of goodwill of $27.9 million.

The following table presents our historical results for the periods indicated as a percentage of total revenue:

	Three Months Ended
	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
Revenue:
Product	99.9%	96.1%	86.1%	83.7%	85.2%	80.0%	90.6%	82.8%
License	0.1%	3.9%	13.9%	16.3%	14.8%	20.0%	9.4%	17.2%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit (loss)	5.0%	(17.9)%	(2.6)%	(10.3)%	13.1%	30.2%	17.1%	13.0%
Net loss	(66.0)%	(106.1)%	(44.9)%	(68.0)%	(243.5)%	(11.5)%	(49.9)%	(33.8)%

Liquidity and Capital Resources

Our contractual obligations at December 31, 2008 for the next five years are summarized as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$989	$565	$424	$—	$—
Capital leases	62	29	33	—	—
Purchase obligations	1,000	750	250	—	—
Convertible notes payable	10,652	—	10,652	—	—

Total	$12,703	$1,344	$11,359	$—	$—

Operating lease obligations above included rent commitments at December 31, 2008 for our corporate office and research and production facilities located in Austin, Texas, which expire during 2010. In addition, on September 1, 2007, we entered into a lease agreement with an entity owned by two former Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. In November 2008, we entered into an agreement terminating our obligations with respect to this lease. The capital lease commitment at December 31, 2008 was for office equipment.

Purchase obligations included a purchase commitment at December 31, 2008 for the expected future costs to be incurred in the fulfillment of a minimum purchases contract with one of our vendors. As of December 31, 2008, we expect to fulfill the minimum purchase requirement within the agreed-upon time frame.

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to certain stockholders of Augmentix. Interest payments are due each January 31 and July 30, with the principal due on December 31, 2010.

We believe that our cash and cash equivalents and future cash flows from operations will be sufficient to fund these obligations.

As of December 31, 2008, we had no material future sales commitments to any of our customers.

As of December 31, 2008, we had working capital of $23.0 million, including $17.3 million of cash, cash equivalents and investments, compared to working capital of $66.3 million, including $61.9 million of cash, cash equivalents and investments as of December 31, 2007. The decline in our working capital was primarily due to $22.3 million of cash used in the Augmentix acquisition, net of cash acquired, the reclassification of our ARS of $6.7 million to long-term investments and an increase in our net loss of approximately $2.6 million. In addition to our working capital, we held approximately $7.3 million in long-term investments at December 31, 2008 and none at December 31, 2007.

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

Our long-term investments consist of tax-exempt ARS, which have a long-term maturity with the interest rate being reset to the maximum rate according to the applicable investment offering document. During the first quarter of 2008, auctions for certain of these securities began to fail. As of December 31, 2008, we held approximately $6.7 million of ARS. The underlying collateral of our ARS consists primarily of student loans, of which 69% are guaranteed by the federal government as part of the Federal Family Education Loans Program (FFELP). The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 31% of our ARS are private loans, of which 85% are insured. During 2008, approximately $2.7 million of our ARS was called at par by the issuer. As of December 31, 2008, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans up to 100% of the par value for investment grade companies and up to 75% of the par value for companies that are not investment grade until June 30, 2010. In connection with this settlement, we recorded a put option of approximately $0.7 million related to our ARS. See Note 6, “Investments,” for additional information.

Net cash used in operating activities was $12.4 million for the year ended December 31, 2008, and resulted primarily from our net loss of $42.6 million adjusted by non-cash expenses including the goodwill impairment of $9.0 million, the intangible and fixed assets impairments of $9.0 million, depreciation and amortization of intangibles of $7.3 million and stock-based compensation expense of $2.7 million. Net cash provided by operating activities was $8.9 million for the year ended December 31, 2007, and resulted primarily from our net loss adjusted by non-cash expenses including the goodwill impairment of $27.9 million and the change in accounts receivable and inventories. Net cash provided by operating activities was $14.7 million for the year ended December 31, 2006, and resulted primarily from net loss adjusted by non-cash expenses and the change in income taxes receivable/payable partially offset by the change in inventories. The net impact of the 2008 Augmentix acquisition is accounted for under investing and financing activities. See Note 3, “Acquisitions”, of the Notes to the Consolidated Financial Statements included elsewhere in this report for a detail of the balances acquired.

Net cash provided by investing activities was $4.1 million for the year ended December 31, 2008, compared to $11.0 million for 2007. Investing activities during 2008 consisted primarily of $18.7 million in proceeds from the sale of investments, net of purchases, partially offset by $12.5 million of cash used for the Augmentix acquisition related to the minority interest, net of cash acquired, and additions to property, plant and equipment of $1.8 million. Net cash used in investing activities was $11.0 million for the year ended December 31, 2007, compared to $5.0 million for 2006. Investing activities during 2007 consisted primarily of the acquisition of Southland, net of cash acquired, of $20.9 million, partially offset by $10.8 million in proceeds from the sale of investment securities, net of investment purchases. Investing activities during 2006 consisted primarily of $3.3 million for the purchase of investments, net of proceeds from the sale of investments and additions to property, plant and equipment of $1.5 million.

Net cash used in financing activities during the year ended December 31, 2008 was $10.0 million, primarily due to the Augmentix acquisition related to the return of capital to the common control owner of $9.8 million. Net cash used in financing activities during the year ended December 31, 2007 was $4.6 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $4.9 million. Net cash used in financing activities during the year ended December 31, 2006 was $6.9 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $8.1 million, partially offset by the proceeds of $0.9 million received from the issuance of our common stock under our employee stock plans.

Effective July 11, 2008, as part of our acquisition of Augmentix, we terminated our unsecured revolving loan agreement with Guaranty Bank.

We incurred negative cash flows from operations in 2008. In order to improve profitability and enhance cash flow, we decided to shift our focus away from commodity component markets towards vertical computing segments. As a result, on December 17, 2008, we announced our plan to terminate manufacturing of our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. Based on these changes in our business operations, we believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure you that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Revenue Recognition and Presentation.    Our Memory Solutions business engages in transactions where we sell consigned inventory to third parties and where we provide licensees with inventory. We evaluate these transactions and determine if the costs and revenue should be presented on a gross or net basis. In making this determination, we primarily consider the following: (1) we are not adding value to the inventory through our manufacturing processes, (2) we do not take risk of ownership of the inventory and (3) our net revenue from the transaction is predefined. In situations where these conditions are met, we net the expense of the components against the revenue from the transaction. For the year ended December 31, 2008 we recorded approximately $0.7 million in consigned inventory sales, net of cost.

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

Royalty revenue from our Memory Solutions business and Rugged Technology Solutions business license agreements is recognized in the quarter in which our licensees report royalties to us. Certain licensees do not provide us with forward estimates or current-quarter information concerning their shipments. Because we are not able to reasonably estimate the amount of royalties earned during the period in which these licensees actually ship products using our technologies, we do not recognize royalty revenue until the royalties are reported to us and the collection of these royalties is reasonably assured.

Deferred Revenue.    Our agreement with our largest OEM related to sales of a specific product line within our Rugged Technology Solutions business allows for price reductions, issued as rebates, as certain volume levels of shipments are reached. The per-unit price of lower-quantity tiers is variable above a certain minimum price, since the price can be retroactively adjusted downward if certain volume levels are satisfied. Pursuant to Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-9) Issue 6, we consider these pricing changes as a right of return and defer the amount of rebate that could occur until the end of the period when the actual volume levels are reasonably estimable. We estimate the amount of sales based on experience as well as forecasts provided by our OEM. Revenue above the fixed minimum price is deferred until the actual volume levels are achieved. The estimate is revised each reporting period and is ultimately adjusted to actual at the end of the year.

Impairment of Assets.    We evaluate the recoverability of losses on long-lived assets, such as property, plant and equipment and intangible assets, when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than the carrying value of these assets, and accordingly, all or a portion of this carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to the carrying amounts. Determining the appropriate fair value model and calculating the fair value of intangible assets require the input of highly subjective assumptions, including the expected future cash flows from, and the expected life of, the intangible asset, as well as the appropriate discount rate. The assumptions used in calculating the fair value of intangible assets represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, we could reach a different conclusion regarding whether an intangible asset is impaired and, if so, the amount of the impairment loss.

Goodwill was our only intangible asset that was not amortized. We evaluate goodwill annually for impairment as of October 1 and periodically when indicators of impairment exist. The goodwill impairment test requires judgment regarding the determination of fair value of our reporting units, and the determination of fair value of our assets and liabilities. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available. We periodically assess our goodwill for indications of impairment on a reporting unit level.

As of October 1, 2008, the goodwill remaining on the balance sheet was associated with our Rugged Technology Solutions segment. At that time we undertook our annual goodwill assessment and determined that no impairment of goodwill existed. However, during the fourth quarter of 2008, due to continued challenges presented by general economic conditions and our low market capitalization, we conducted a review to update the fair value of the Rugged Technology Solutions segment. As a result of that review, we recorded a non-cash charge of $4.0 million during the fourth quarter of 2008 for the impairment of the goodwill created by the Augmentix acquisition. The impairment charge reflected increased uncertainty in the business due to recent economic developments.

The decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008 was an indicator of potential goodwill impairment. Because of this decline, we completed an impairment analysis of this reporting unit. As a result of that review, we recorded a non-cash charge of $5.0 million during the third quarter of 2008 for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge reflected the changing business prospects for our DIMM business and declining demand for our products.

Based on our annual assessment on October 1, 2007, we determined that no impairment of goodwill existed. The decline in our market capitalization during the fourth quarter of 2007 was an indicator of potential goodwill impairment, and because of this decline, we conducted an assessment on December 31, 2007 to determine the fair value of our business associated with the goodwill. As a result of that review, we recorded a 2007 non-cash charge of $27.9 million for the write-down of the goodwill related to our stacking business that Austin Ventures acquired in August 2003. The impairment charge reflects the changing business prospects for our stacking business, declining utilization of our processes by licensees and declining demand for our products.

Critical estimates made in determining the fair value of our Memory Solutions segment included expected future cash flows from licensing agreements and product sales, customer turnover and future overhead expenses. Critical estimates made in determining the fair value of our Rugged Technology Solutions segment include future customer turnover and operating margins. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Inventory and Inventory Reserves.    We value our inventory at standard cost and review our inventory for quantities in excess of production requirements and for obsolescence. We maintain a reserve for excess, slow moving and obsolete inventory, as well as for inventory with a carrying value in excess of its market value. We review inventory on hand quarterly and record a provision for lower of cost or market, and for excess, slow moving and obsolete inventory, if necessary. The review is based on several factors, including a current assessment of future product demand, historical experience and market conditions. If actual conditions are less favorable than those that we projected, additional inventory reserves may be required.

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

Income Taxes.    We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. Inherent in the measurement of these deferred balances are certain judgments and interpretations of existing tax law and other published guidance. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. Our effective tax rate considers our judgment of expected tax liabilities in the various taxing jurisdictions, within which we are subject to tax as well as the future recovery of deferred tax assets. The recorded amounts of income tax are subject to adjustment upon audit, changes in interpretation and changes in judgment utilized in determining estimates.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3) to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not significantly impact our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The impact of adopting FSP 142-3 will depend on the future business combinations or asset acquisitions that we may pursue after its effective date.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Non-recurring non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment, and those initially measured at fair value in a business combination. We do not expect the adoption of SFAS 157 for our non-financial assets and liabilities to have a material impact on our financial position and results of operations.

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

Subsequent Event

We expect to record charges related to closing our manufacturing facility in Mexico of approximately $2.0 million in the first quarter of 2009.

In connection with closing our manufacturing facility in Mexico, we terminated approximately 140 employees in the fourth quarter of 2008 and the first quarter of 2009, all of whom signed a release of claims in exchange for severance. These agreements released all legal claims against us. Approximately 80 of these former employees have filed a legal action against us with the Labor Board in Reynosa because they do not believe we paid them their full severance amounts as required by Mexican law. Given the fact that all of these former employees signed a release of claims, appeared before the Labor Board when signing their releases stating that they agreed with the terms of the releases, and we paid the severance set forth in the releases, we do not believe we have any liability with respect to these claims. We plan to defend these actions filed against us.

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

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of December 31, 2008, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. At December 31, 2008, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $250,000. We have not experienced any losses on deposits of cash and cash equivalents.

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

Our long-term investments include approximately $6.7 million in ARS. During the first quarter of 2008, auctions for certain of these securities began to fail. The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our ARS has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. See Note 6, “Investments,” for additional information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are our audited consolidated financial statements for the years ended December  31, 2008, 2007 and 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Entorian Technologies Inc.

We have audited the accompanying consolidated balance sheets of Entorian Technologies Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entorian Technologies Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

March 10, 2009

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,651	$34,013
Investments	1,639	27,912
Accounts receivable, net of allowances of $597 in 2008 and $8 in 2007	5,256	5,681
Inventories	5,018	2,921
Prepaid expenses	510	633
Income tax recoverable	1,571	1,969
Deferred tax asset	271	143
Other current assets	1,592	916

Total current assets	31,508	74,188
Property, plant and equipment, net	4,439	9,212
Long-term investments	7,337	—
Goodwill	—	4,953
Other intangible assets, net	10,611	10,826
Other assets	81	234

Total assets	$53,976	$99,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,995	$3,348
Accrued compensation	1,951	1,428
Accrued liabilities	1,535	3,077

Total current liabilities	8,481	7,853
Other accrued liabilities	180	253
Deferred tax liabilities	170	38
Convertible notes payable	3,847	—
Related party convertible notes payable	6,805	—
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and 2007; 53,362,815 shares and 52,876,038 shares issued at December 31, 2008 and 2007, respectively	53	52

Additional paid-in capital	149,375	163,298
Treasury stock, at cost; 6,466,904 shares and 6,172,650 shares at December 31, 2008 and 2007, respectively	(25,850)	(25,601)

Accumulated other comprehensive income	26	44
Accumulated deficit	(89,111)	(46,524)

Total stockholders’ equity	34,493	91,269

Total liabilities and stockholders’ equity	$53,976	$99,413

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Product	$52,494	$34,490	$43,084
License	3,377	6,380	12,472

Total revenue	55,871	40,870	55,556
Cost of revenue:
Product (1)	51,557	28,250	28,247
Amortization of acquisition intangibles	3,067	4,393	6,623
Impairment of acquisition intangibles and fixed assets	4,687	684	—

Total cost of revenue	59,311	33,327	34,870

Gross profit (loss)	(3,440)	7,543	20,686
Operating expenses:
Selling, general and administrative (1)	15,613	15,937	14,805
Research and development (1)	7,446	5,654	8,238
Restructuring	3,149	332	391
Provision for doubtful accounts	589	43	—
Amortization of acquisition intangibles	570	730	817
Impairment of acquisition intangibles	4,312	—	—
Goodwill impairment	9,036	27,903	—

Total operating expenses	40,715	50,599	24,251

Loss from operations	(44,155)	(43,056)	(3,565)
Other income (expense):
Interest income	1,230	3,051	3,077
Interest expense	(308)	(17)	(19)
Other, net	(185)	25	(77)

Total other income, net	737	3,059	2,981

Loss before income taxes	(43,418)	(39,997)	(584)
Benefit for income taxes	(831)	(10)	(130)

Net loss	$(42,587)	$(39,987)	$(454)

Loss per share:
Basic	$(0.91)	$(0.85)	$(0.01)

Diluted	$(0.91)	$(0.85)	$(0.01)

Shares used in computing loss per share:
Basic	46,799	47,156	48,080
Diluted	46,799	47,156	48,080
(1) Includes stock-based compensation as follows:
Cost of revenue	$309	$426	$595
Selling, general and administrative expense	$1,953	$4,732	$4,599
Research and development expense	$431	$790	$1,022

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2005	51,809,007	$51	$156,252	$(12,572)	$(6,332)	$(32)	$(6,083)	$131,284
ESPP purchases	35,970	—	171	—	—	—	—	171
Share repurchases	—	—	—	(8,104)	—	—	—	(8,104)
Exercise of stock options	668,694	1	773	—	—	—	—	774
Vesting of previously exercised unvested stock options	—	—	17	—	—	—	—	17
Stock-based compensation	—	—	6,216	—	—	—	—	6,216
Reclassification resulting from the adoption of SFAS 123(R)	—	—	(6,332)	—	6,332	—	—	—
Tax benefit from disqualifying disposition, net	—	—	96	—	—	—	—	96
Net loss	—	—	—	—	—	—	(454)	(454)
Unrealized gain on investment securities, net of tax	—	—	—	—	—	28	—	28

Total comprehensive loss	—	—	—	—	—	—	—	(426)

Balances at December 31, 2006	52,513,671	52	157,193	(20,676)	—	(4)	(6,537)	130,028
ESPP purchases	12,420	—	34	—	—	—	—	34
Share repurchases	—	—	—	(4,925)	—	—	—	(4,925)
Exercise of stock options	245,967	—	187	—	—	—	—	187
Vesting of previously exercised unvested stock options	—	—	12	—	—	—	—	12
Stock-based compensation	—	—	5,777	—	—	—	—	5,777
Tax benefit from disqualifying disposition, net	—	—	95	—	—	—	—	95
Restricted stock units issued	103,980	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(39,987)	(39,987)
Unrealized gain on investment securities, net of tax	—	—	—	—	—	48	—	48

Total comprehensive loss	—	—	—	—	—	—	—	(39,939)

Balances at December 31, 2007	52,876,038	$52	$163,298	$(25,601)	$—	$44	$(46,524)	$91,269

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balances at December 31, 2007	52,876,038	$52	$163,298	$(25,601)	$44	$(46,524)	$91,269
Share repurchases	—	—	—	(249)	—	—	(249)
Exercise of stock options	314,937	1	104	—	—	—	105
Stock-based compensation	—	—	2,609	—	—	—	2,609
Tax benefit from disqualifying disposition, net	—	—	—	—	—	—	—
Restricted stock units issued	171,840	—	—	—	—	—	—
Return of capital to majority owner in connection with the Augmentix acquisition	—	—	(16,636)	—	—	—	(16,636)
Net loss	—	—	—	—	—	(42,587)	(42,587)
Unrealized loss on investment securities, net of tax	—	—	—	—	(18)	—	(18)

Total comprehensive loss	—	—	—	—	—	—	(42,605)

Balances at December 31, 2008	53,362,815	$53	$149,375	$(25,850)	$26	$(89,111)	$34,493

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(42,587)	$(39,987)	$(454)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	7,275	8,502	11,726
Impairment of intangibles and fixed assets	18,034	28,587	—
Stock-based compensation expense	2,693	5,948	6,216
Excess tax benefit related to the exercise of employee stock options	—	(95)	(315)
Loss on patent abandonment	1,318	284	127
Other non-cash charges	564	208	(46)
Deferred income taxes	4	1,169	(4,200)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,355	4,205	(417)
Inventories	4,354	1,613	(1,649)
Other current assets	495	81	179
Income tax receivable/payable	397	(2,039)	2,969
Accounts payable	(6,047)	(261)	825
Accrued liabilities	(2,630)	661	(12)
Deferred revenue	(644)	7	(283)

Net cash provided by (used in) operating activities	(12,419)	8,883	14,666

Cash flows from investing activities:
Purchases of investments	(4,418)	(37,868)	(41,957)
Sales and maturities of investments	23,106	48,745	38,716
Additions to property, plant and equipment	(1,838)	(725)	(1,468)
Proceeds from sale of equipment	52	103	226
Acquisition of Southland Micro Systems, Inc., net of cash acquired	—	(20,874)	—
Acquisition of Augmentix Corporation related to minority owner, net of cash acquired	(12,480)	—	—
Patent application costs	(369)	(420)	(537)

Net cash provided by (used in) investing activities	4,053	(11,039)	(5,020)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	105	221	943
Excess tax benefit related to the exercise of employee stock options	—	95	315
Share repurchases	(249)	(4,925)	(8,104)
Return of capital to common control owner related to the acquisition of Augmentix Corporation	(9,831)	—	—
Payments on capitalized lease obligations	(21)	(19)	(14)

Net cash used in financing activities	(9,996)	(4,628)	(6,860)

Net increase (decrease) in cash and cash equivalents	(18,362)	(6,784)	2,786
Cash and cash equivalents at beginning of period	34,013	40,797	38,011

Cash and cash equivalents at end of period	$15,651	$34,013	$40,797

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$36	$10	$12

Cash paid during the period for income taxes, net of refunds	$1,325	$797	$1,099

Noncash activities:
Goodwill impairment	$(9,036)	$(28,081)	$—
Issuance of long-term convertible debt in connection with the acquisition of Augmentix	$10,652	$—	$—
Transfer of auction rate securities from available-for-sale to trading securities	$863	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Entorian Technologies Inc. (“we,” “us” and “our”) was originally formed by two investment funds affiliated with Austin Ventures, L.P. in May 2003 under the name Staktek Holdings, Inc. for the purpose of acquiring Staktek Corporation, which was incorporated in Texas in June 1990. In August 2003, we acquired by merger Staktek Corporation, which survives as our wholly owned subsidiary. In February 2008, we changed our name to Entorian Technologies Inc.

On August 31, 2007, we acquired Southland, a provider of memory products and services to OEMs located in Irvine, California. In the second quarter of 2008, we began to move manufacturing from Irvine to our facility in Reynosa, Mexico. In November 2008, we entered into a settlement agreement with the selling stockholders of Southland, in which we were released from our lease obligations on the Irvine facility, among other matters as more fully described in Note 3, “Acquisitions.”

Until July 2008, we focused exclusively on providing advanced module and system-level products for high-reliability and high-performance markets by offering stacking services, as well as memory module services. Historically, we reported our revenue under one segment.

On July 14, 2008, we acquired Augmentix, a provider of rugged computing solutions. Augmentix primarily re-engineers and “ruggedizes” certain Dell products to provide solutions with the latest technologies, high performance levels, enhanced functionality and reliability, and the potential for a low total cost of ownership for mission-critical, rugged computing solutions. Through this acquisition, we expected to further expand into high-growth markets. As a result of this acquisition, we are now reporting our revenue under two segments, Memory Solutions and Rugged Technology Solutions.

On December 17, 2008, we announced our plan to close manufacturing activities for our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. We took this action because it became challenging to maintain a long-term profitable outlook for this part of our business. With our acquisition of Augmentix, we decided to shift our focus away from commodity component markets towards vertical computing segments.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation, Principles of Consolidation and Liquidity

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles. Our consolidated financial statements include the accounts of Entorian Technologies Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Following our acquisition of Augmentix, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. See Note 3, “Acquisitions,” and Note 20, “Segment Information,” for additional information regarding our Augmentix acquisition and segment reporting, respectively.

We incurred negative cash flows from operations in 2008. In order to improve profitability and enhance cash flow, we decided to shift our focus away from commodity component markets towards vertical computing segments. As a result, on December 17, 2008, we announced our plan to terminate manufacturing for our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. Based on these changes in our business operations, we believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program in 2009. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of assets and liabilities. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, excess and obsolescence of inventory, the recoverability of property, plant and equipment, allocation of purchase price to assets acquired, for goodwill, intangible assets and other long-lived assets, the valuation allowances on deferred tax assets, estimates used in impairment analyses and fair value estimates for our ARS and the associated put option.

Reclassifications

As a result of creating two reportable segments, our 2007 and 2006 financial information has been reclassified to conform to our 2008 presentation. In addition, other reclassifications have been made to the consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on our financial position or results of operations.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. We classify variable rate demand note securities with hard put features, where the issuer holds the obligation, as cash equivalents. At December 31, 2008 and 2007, our cash equivalents included funds in demand deposit accounts, money market accounts, municipal bonds, variable rate demand notes and commercial paper.

Investments

Marketable short-term investments are classified as available-for-sale. Short-term investments consist primarily of U.S. government debt securities, municipal government securities and commercial paper instruments. We classify securities with hard put features, where the broker holds the obligation, and maturities in excess of one year as short-term investments.

Investments with original maturities in excess of one year may be classified as short term due to their highly liquid nature and to the fact we do not hold investments with the intent of long-term investment, but rather with the short-term objective of maximizing interest earnings on surplus cash intended for operations.

Our available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss). Fair value is determined as the market value of the security at the measurement date. Interest, dividends and realized gains and losses are included in interest and other income. Realized gains and losses are recognized based on the specific identification method.

Our long-term investments are classified as trading securities and are reported at fair value, with gains or losses resulting from changes in fair value recognized in other income (expense), net. Our trading securities consist of our ARS and the associated put option. Prior to the fourth quarter of 2008, our ARS were classified as available-for-sale. The investment firm through which we hold our ARS offered to let us sell our auction rate securities to this firm at par value at any time over a two-year period. We accepted their offer and, as a result, we transferred our ARS from available-for-sale to trading in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). The associated put option is carried at fair value under the Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159).

Inventories

Inventories consist of materials purchased and labor and overhead incurred for product that has not yet been shipped. Inventories are stated at the lower of cost or market (estimated realizable value) using a first-in, first-out (FIFO) method. We maintain a reserve for excess, slow moving and obsolete inventory, as well as for inventory with a carrying value in excess of its market value. We review inventory on hand quarterly and record a provision for lower of cost or market, and for excess, slow moving and obsolete inventory, if necessary.

Property, Plant and Equipment

We carry property, plant and equipment, including leasehold improvements, at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method over the useful lives of the assets, ranging from 18 months to 20 years. We amortize leasehold improvements over the shorter of the related lease term or the estimated life of the improvements. We amortize equipment under capital leases over the lease term, and this amortization is included in the depreciation of property, plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired in the Staktek, Southland and Augmentix acquisitions. We have two reporting units consisting of our two operating segments at an enterprise level and allocate goodwill to these reporting units for goodwill impairment testing. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

We assess whether goodwill and indefinite-lived intangible assets (trademark) are impaired on an annual basis. Upon determining the existence of goodwill and/or trademark impairment, we measure that impairment based on the amount by which the book value of goodwill and/or trademark exceeds its fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the book value of goodwill and/or trademark has been impaired. See Note 9, “Other Intangible Assets,” for a discussion of the impairment charge we took on our trademark during the first quarter of 2007.

As of October 1, 2008, the goodwill remaining on the balance sheet was associated with our Rugged Technology Solutions segment. At that time we undertook our annual goodwill assessment and determined that no impairment of goodwill existed. However, during the fourth quarter of 2008, due to continued challenges presented by general economic conditions and our low market capitalization, we conducted a review to update the fair value of the Rugged Technology Solutions segment. As a result of that review we recorded a non-cash charge of $4.0 million during the fourth quarter of 2008 for the impairment of the goodwill created by the Augmentix acquisition. The impairment charge reflected increased uncertainty in the business due to recent economic developments.

The decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008 was an indicator of potential goodwill impairment. Because of this decline, we completed an impairment analysis of this reporting unit. As a result of that review, we recorded a non-cash charge of $5.0 million during the third quarter of 2008 for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge reflected the changing business prospects for our DIMM business and declining demand for our products.

Based on our annual assessment on October 1, 2007, we determined that no impairment of goodwill existed. The decline in our market capitalization during the fourth quarter of 2007 was an indicator of potential goodwill impairment, and because of this decline we undertook an assessment on December 31, 2007 to determine the fair value of our business associated with the goodwill. As a result of that review, we recorded a 2007 non-cash charge of $27.9 million for the write-down of the goodwill related to our stacking business that Austin Ventures acquired in August 2003. The impairment charge reflected the changing business prospects for our stacking business, declining utilization of our processes by licensees and declining demand for our products.

Critical estimates made in determining the fair value of our Memory Solutions segment included expected future cash flows from licensing agreements and product sales, customer turnover and future overhead expenses. Critical estimates made in determining the fair value of our Rugged Technology Solutions segment include future customer turnover and operating margins. Management’s best estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Intangible Assets

Amounts allocated to acquired technology, a customer contract, customer relationships, tradename and, effective April 1, 2007, our trademark are being amortized over the respective assets’ estimated useful lives of four to ten years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon the initial estimated contribution to discounted cash flows during the period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of three to four years using the straight-line method. Amortization of acquired technology, trademark, tradename and a customer contract is included in amortization of acquisition intangibles in cost of revenue in the accompanying Consolidated Statements of Operations. Amortization of customer relationships and non-compete agreements is included in amortization of acquisition intangibles in operating expenses in the accompanying Consolidated Statements of Operations. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

We capitalize third-party costs associated with patent registration. Capitalized patent costs are amortized over the estimated useful life of 12 years beginning when the patent is issued. Amortization expense related to our patents is included in product cost of revenue or research and development expense. At the time patent registration is deemed unsuccessful, or we have determined a patent to be commercially unviable, the related costs are written off. During 2008, we recorded a charge of $1.3 million in connection with patents and patent applications that we will not use in our future business and which we do not believe our licensees will use in their manufacturing processes.

Impairment of Long-lived Assets

Long-lived assets consist primarily of property, plant and equipment and intangible assets. We evaluate property, plant and equipment and other intangible assets held and used by us for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts to determine if impairment exists. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

In the fourth quarter of 2008, as a result of our decision to close our operations in Reynosa, Mexico, we reviewed the value of our land and building there. We estimated the cash flow that would result from the disposal of those assets and booked an impairment expense of $0.6 million in the fourth quarter of 2008. The expense is included in impairment of acquisition intangibles and fixed assets in cost of revenue.

Due to a decline in revenue and negative cash flow related to our DIMM business unit, we reviewed our long-lived assets associated with this business unit for impairment in the third quarter of 2008. As a result of this review, we recorded a non-cash charge of $2.4 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue, for the write-down of the manufacturing equipment related to our DIMM business unit.

Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. We have invested $6.7 million in ARS that are rated Aaa and AA, the majority of which are guaranteed by the federal government under the FFELP. However, as recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities, and they are currently illiquid. We cannot predict how long they will remain illiquid and whether we will be able to liquidate them prior to their maturities at prices approximating their face amounts. The final maturity dates of the ARS that we own is between 2034 and 2041. The current market for the ARS held by us is uncertain, and we will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity or for other reasons. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to further reduce the value of these securities. We cannot predict how long these securities will remain illiquid. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell all of our auction rate securities to this firm at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. This put option is held with one financial institution and is therefore subject to the credit worthiness of this firm. At December 31, 2008, there were no indicators that this financial institution would not perform its obligations under the terms of the put option. Upon acceptance of this settlement, we recorded the estimated fair value of the put option of approximately $0.7 million. The agreement also provides access to loans up to 100% of the par value for investment grade companies and up to 75% of the par value for companies that are not investment grade until June 30, 2010.

We maintain our cash and cash equivalents in accounts with several major financial institutions in the United States or in countries where our subsidiaries operate, in the form of demand deposits and money market accounts. At December 31, 2008 and 2007, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $250,000. We have not experienced any losses on deposits of cash and cash equivalents.

We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by the relatively short collection terms and the high level of credit worthiness of our customers. We record an allowance for doubtful accounts specific to the accounts receivable balances outstanding based upon the results of our evaluation of our customers’ financial condition.

The following tables summarize sales to customers for products in our Memory Solutions and Rugged Technology Solutions segments that represented 10% or more of consolidated total revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Dell	36%	*	*
SMART	15%	19%	13%
Micron	*	34%	18%
Google	*	10%	*
Samsung	*	*	20%
HP	*	*	20%
Netlist	*	*	18%

*	Amount does not equal or exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our total accounts receivable at the dates indicated:

	December 31,
	2008	2007
Dell	20%	*
SMART	13%	18%
Mitac	12%	*
Google	*	30%
Micron	*	16%

*	Amount does not exceed 10% for the indicated period.

Foreign Currency

Our foreign subsidiaries use the U.S. dollar as their functional currency. Gains or losses from foreign currency transactions are included in our results of operations. For all periods presented, these foreign currency gains or losses were not material.

Revenue Recognition

We account for our revenue under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Under the provisions of SAB 104, we recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Our revenue is generated primarily from the sale of rugged notebook computers and ruggedized servers, manufacturing services performed for customers, sale of memory modules assembled by us, and from license fees or royalties earned pursuant to license agreements with customers.

Product Revenue

Our manufacturing products consist of various customer arrangements, including manufacturing rugged notebook computers and ruggedized servers, outsourcing the manufacture of our customers’ stacked memory units to us, outsourcing the assembly of memory modules to us using customer supplied components, and the resale of memory modules consigned to us. Additionally, we assemble memory modules from purchased components for resale to distributors and end users.

We report revenue generated under our Memory Solutions business in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In customer arrangements for outsourced manufacturing services, we have determined that a net basis of revenue recognition is appropriate where the customer has instructed us to purchase specified memory packages from a specified vendor for purposes of stacking or assembling and shipping to the customer, or where the customer has supplied us with components. Additionally, in situations where we resell memory modules sold to us and the supplier determines the final sales price or grants favorable rights of return or credit terms to us, we report the revenue on a net basis.

License Revenue

In addition to our product revenue, we also earn revenue from licensing our technologies. Initial nonrefundable license fees are recognized when: (1) we enter into a legally binding arrangement with a customer for the license; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is reasonably assured. We may provide training and/or other assistance to our licensees under the terms of the license agreement. To date, the training or assistance we have provided has been limited and incidental to the licensed technologies. In instances where training or other assistance is provided under the terms of a license agreement, the estimated fair value of such services is deferred until these services are provided. The associated revenue is included in product revenue. In instances where we provide training or other assistance that is considered inconsequential to the license agreement, the estimated fair value of the services is recognized in connection with the initial license fee and is included in license revenue.

Currently we have license agreements with five customers that specify that certain royalties are earned by us upon each customer’s shipment of products utilizing our proprietary technologies. We are collecting material royalties under only one of these agreements at this time. We recognize royalty revenue when the royalties are reported to us and the collection of these royalties is considered reasonably assured.

Deferred Revenue

Our agreement with our largest OEM customer related to sales of a specific product line within our Rugged Technology Solutions business allows for price reductions, issued as rebates, as certain volume levels of shipments are reached. The per-unit price of lower-quantity tiers is variable above a certain minimum price, since the price can be retroactively adjusted downward if certain volume levels are satisfied. Pursuant to Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-9) Issue 6, we consider these pricing changes as a right of return and defer the amount of rebate that could occur until the end of the period when the actual volume levels are reasonably estimable. We estimate the amount of sales based on experience as well as forecasts provided by our OEM. Revenue above the fixed minimum price is deferred until the actual volume levels are achieved. The estimate is revised each reporting period and is ultimately adjusted to actual at the end of the year.

Cost of Revenue

Cost of revenue includes the cost of labor, materials and overhead required to perform the manufacturing process. These costs are included in inventories until the product is shipped and revenue is recognized. Cost of revenue also includes the amortization and impairment of acquired technology, a customer contract, certain patents and, effective April 1, 2007, our trademark as well as stock-based compensation expense.

Shipping and Handling Cost

We include shipping and handling costs as part of cost of revenue as incurred.

Research and Development

We expense costs for research and development of our technologies as incurred.

Warranty

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts we expect to realize.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of vested common shares outstanding for the period. Diluted loss per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. For the years ended December 31, 2008, 2007 and 2006, options and common stock subject to repurchase were not included in the computation of diluted loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP 157-3 did not significantly impact our financial position or results of operations.

In April 2008, the FASB issued FSP 142-3 to amend the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The impact of adopting FSP 142-3 will depend on the future business combinations or asset acquisitions that we may pursue after its effective date.

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Non-recurring non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment, and those initially measured at fair value in a business combination. We do not expect the adoption of SFAS 157 for our non-financial assets and liabilities to have a material impact on our financial position and results of operations.

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

3. Acquisitions

2008 Augmentix Acquisition

On July 14, 2008, we acquired all of the outstanding ownership interests in Augmentix, a provider of rugged computing solutions, pursuant to an Agreement and Plan of Merger by and among us, Augmentix, August Merger Sub Corporation, a wholly owned subsidiary of Entorian, and the stockholders of Augmentix (Sellers)

dated July 11, 2008 (the Merger Agreement). Through this acquisition, we expected to further expand into high-growth markets, which contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill. The goodwill, which is not deductible for income tax purposes, was assigned at the reporting unit level. The purchase price we paid for all outstanding shares at the effective time of the merger was approximately $23.5 million in cash and approximately $10.7 million in convertible notes, subject to a post-closing adjustment based on Augmentix’s working capital of approximately $0.4 million and transaction costs of approximately $0.9 million. See Note 11, “Convertible Notes Payable,” for additional information regarding the convertible notes issued. The notes and funds were distributed as follows, including escrow amounts (in thousands):

	Augmentix Liabilities paid at Closing	Distributed/Allocated to Common Control Owner	Distributed/Allocated to Minority Shareholders	Totals
Cash	$8,313	$8,883	$6,304	$23,500
Notes	—	6,805	3,847	10,652
Anticipated Working Capital Adjustment	—	(238)	(134)	(372)
Transaction Costs	—	478	442	920

	$8,313	$15,928	$10,459	$34,700

This acquisition was a transaction between commonly controlled entities, as Austin Ventures, our majority owner, also owned a majority ownership percentage of Augmentix. Under a transaction between commonly controlled entities, the acquired assets related to the common owner are recorded at historical cost, similar to a pooling of interest transaction, while the purchase of the minority interests is recorded at fair value. The purchase price allocable to the common control owner in excess of the book value of the assets acquired has been presented as a return of capital to the common control owner in our financial statements. We recorded the purchase of the minority interests of Augmentix as a purchase business combination, with the purchase price allocated to the fair value of assets, including acquired intangible assets and liabilities acquired, with the excess recorded as goodwill. For the intangible assets acquired, fair value was determined by management using a discounted cash flow model. The difference between the book, fair and allocated values is as follows:

	Augmentix Book Value	Fair Value	Allocated Purchase Price	Notes
Cash	$1,737	$1,737	$1,737	No adjustment
Accounts receivable, net	3,929	3,929	3,929	No adjustment
Inventory	6,450	6,450	6,450	No adjustment
Property, plant and equipment	1,011	1,247	1,124	47.9% of difference capitalized
Other assets	56	56	56	No adjustment
Goodwill	—	9,180	4,084	47.9% capitalized
Developed Technology	—	6,850	3,281	47.9% capitalized
Trade Name	—	2,027	971	47.9% capitalized
Customer Relationships	—	13,037	6,245	47.9% capitalized
Current liabilities	(9,813)	(9,813)	(9,813)	No adjustment

	$3,370	$34,700	$18,064

Approximately $4.3 million of the purchase price was deposited into an escrow account as security for working capital adjustments and indemnification obligations of the Sellers under the Merger Agreement. This amount held in escrow is subject to be released over a period of two years, less any amounts for unresolved and settled claims.

We granted certain Augmentix employees stock options to purchase a total of 1,459,000 shares of our common stock. All of these options have an exercise price equal to the closing sales price per share of Entorian common stock on July 14, 2008, will vest over a period of up to four years and are recorded as compensation expense in accordance with SFAS 123(R).

The following table summarizes the purchase price of the assets acquired and liabilities assumed at July 14, 2008. The allocation of the purchase price is subject to change due to a working capital adjustment to be made during the first quarter of 2009. The preliminary purchase price allocation is based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The preliminary purchase price was allocated as follows (in thousands):

	Amount	Useful Life (in years)
Cash	$1,737
Accounts receivable, net	3,929
Inventory	6,450
Property, plant and equipment	1,124	1-3
Other assets	56
Goodwill	4,084
Customer relationships	6,245	5
Trade name	971	10
Developed technology	3,281	3
Current liabilities	(9,813)

Purchase price for acquisition of minority interest	18,064
Return of capital to common control owner	16,636

Total purchase price, including transaction costs	$34,700

We recorded Augmentix’s results of operations with ours subsequent to the acquisition date, which was July 14, 2008.

Pro Forma Results (unaudited)

The following unaudited pro forma information presents the combined results of operations of Entorian and Augmentix for the years ended December 31, 2008 and 2007 as if the merger had been consummated at the beginning of the respective years. The information is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that actually would have occurred if the merger had been consummated at the beginning of the respective years, nor is it necessarily indicative of future operating results.

The following table sets forth the required pro forma information (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007
Net sales	$83,638	$55,460
Net loss	$(49,133)	$(47,327)
Net loss per share-basic	$(1.05)	$(1.00)
Net loss per share diluted	$(1.05)	$(1.00)

2007 Southland Microsystems Acquisition

On August 31, 2007, we acquired all of the outstanding ownership interests in Southland, a provider of memory products and services to OEMs, pursuant to an Agreement and Plan of Merger by and among us, Southland, Shula Merger Sub, Inc., a wholly owned subsidiary of Entorian, the stockholders of Southland, and John R. Meehan, as the stockholder representative (the Merger Agreement). Through this acquisition, we expected to increase the deployment of our intellectual property to top-tier server OEMs and data center end customers, which contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill. We allocated the total purchase price to the assets acquired based on their respective fair values at the acquisition date. Goodwill, which was deductible for income tax purposes, was assigned at the reporting unit level. The purchase price was allocated to identifiable assets and liabilities based on management’s estimate. We paid $15.8 million in cash for all outstanding shares. We also retired approximately $6.0 million of Southland’s indebtedness.

We deposited $5.0 million of the purchase price into an escrow account as security for working capital adjustments and indemnification obligations of the Southland stockholders under the Merger Agreement. On November 28, 2007, we finalized the working capital adjustment, and $2.0 million was released from the escrow account, of which approximately $1.4 million was distributed to the sellers and $0.6 million was returned to us.

In addition, we entered into a restriction agreement with a key Southland employee and former stockholder who held shares of restricted stock of Southland. We paid him the merger consideration for the vested Southland stock he owned, but withheld the merger consideration for his unvested shares of restricted stock. As of the acquisition date, the vested portion of his merger payments, or approximately $0.4 million, was recorded as part of the purchase price. We terminated this employee’s employment in July 2008.

In addition to the purchase price, we agreed to pay an additional $7.0 million to Southland’s stockholders, based on the achievement of certain financial growth goals during the period from September 1, 2007 through August 31, 2009 (the Earn-Out). The Earn-Out was payable in two installments and each installment could be paid in any combination of cash or shares of our common stock. The financial growth goals were not achieved and no earn-out payments were made under this agreement.

In addition, as part of the acquisition, we granted stock options to certain Southland employees to purchase a total of 500,000 shares of our common stock. These options had an exercise price equal to the closing sales price per share of Entorian common stock on August 31, 2007, vested over a four-year period and had associated compensation expense recorded in accordance with SFAS 123(R).

On November 3, 2008, we entered into a settlement agreement with the two principal stockholders of Southland at the time we acquired it. In this settlement agreement:

1.	we agreed to pay 35%, or approximately $0.3 million, of our remaining two-year lease obligation on the building we leased from the two principal stockholders in Irvine, California in exchange for a release from this lease;

2.	we agreed to release the remaining escrow held in the escrow account of approximately $2.1 million;

3.	the two principal stockholders waived their rights to the Earn-Out for the second (and last) year for which they were eligible; and

4.	we terminated the employment of the two principal stockholders. As part of this termination, they received one year of severance of approximately $0.3 million in accordance with their employment agreements, and agreed not to compete with us for one year except in certain circumstances regarding DRAM brokerage activities.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at August 31, 2007. The allocation of the purchase price changed due to a working capital adjustment of $0.6 million. The purchase price allocation was based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The purchase price was allocated as follows (in thousands):

	Amount	Useful Life (in years)
Accounts receivable, net	$4,408
Inventory	2,179
Property, plant and equipment	5,300	3-7
Other assets	353
Goodwill	4,953
Customer relationships	4,655	10
Trade name	1,806	10
Noncompete	207	3
Current liabilities	(2,739)

Total purchase price	$21,122

We recorded Southland’s results of operations with ours subsequent to the acquisition date, which was August 31, 2007. On December 17, 2008, we announced our plan to terminate manufacturing for our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. We took this action because it became challenging to maintain a long-term profitable outlook for this part of our business.

4. Fair Value Measurements

On January 1, 2008, we adopted SFAS 157 for our financial assets. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

Description	Fair Value at December 31, 2008	Fair Value Measurements at December 31, 2008
		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,020	$1,020	$—	$—
Available-for-sale securities	1,639	1,639	—	—
Trading securities	6,662	—	—	6,662
Put option on trading securities	675	—	—	675

	$9,996	$2,659	$—	$7,337

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$—
Transfers into Level 3	10,250
Total losses included in other expense	(188)
Purchases, issuances and settlements	(2,725)

Balance at December 31, 2008	$7,337

We have included our investments related to ARS and our put option of approximately $6.7 million, or 89% of par value, and $0.7 million, respectively, in the Level 3 category. See Note 6, “Investments,” for additional information regarding our auction rate securities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. During November 2008, we accepted a settlement offer from one of our investment providers to sell at par value our auction rate securities at any time during a two-year period beginning June 30, 2010 and ending July 2, 2012. In connection with this settlement, we elected to account for the put option related to our ARS under SFAS 159, and therefore recorded a gain of approximately $0.7 million in Other expense.

5. Accounts Receivable, net

The following are the components of accounts receivables (in thousands):

	December 31,
	2008	2007
Gross accounts receivable	$5,853	$5,689
Allowance for doubtful accounts	(597)	(8)

	$5,256	$5,681

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

Balance at December 31, 2006	$—
Provision for uncollectible accounts, net of recoveries	(8)

Balance at December 31, 2007	(8)
Provision for uncollectible accounts, net of recoveries	(589)

Balance at December 31, 2008	$(597)

The increase of approximately $0.6 million in our allowance for doubtful accounts at December 31, 2008 as compared to December 31, 2007 is primarily due to the bankruptcy of a large customer.

6. Investments

During 2008 and 2007, we invested in securities with original maturities greater than three months. These securities are classified as either “available-for-sale” or “trading.” As of December 31, 2008, we held approximately $1.6 million in available-for-sale securities. In addition, we held approximately $6.7 million in ARS, or 89% of par value, and $0.7 million in a put option, which are classified as long-term investments, in the Level 3 category.

Our auction rate securities are investments in student loans. The final maturity dates of the ARS that we own are between 2034 and 2041 and the securities are rated Aaa and AA. Approximately 69% of our ARS are guaranteed by the federal government under the FFELP. The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 31% of our ARS are private loans, of which 85% are insured.

Our auction rate securities have historically traded at par and are callable at par at the option of the issuer. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate according to the applicable investment offering document. As of December 31, 2008, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. Based on this assessment of fair value, as of December 31, 2008, we determined there was a decline in the fair value of our ARS of approximately $0.9 million.

As of December 31, 2008, the maximum auction rates for our ARS ranged from 1.3% to 7.0%. Through December 31, 2008, we have continued to receive interest payments on our ARS in accordance with their terms and believe we will continue to receive interest payments as long as we hold these securities. During 2008, approximately $2.7 million of our ARS was called at par by the issuers. In addition, during November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans up to 100% of the par value for investment grade companies and up to 75% of the par value for companies that are not investment grade until June 30, 2010. As a result of accepting this offer, we transferred our ARS from available-for-sale to trading as allowed under SFAS 115 and reclassified approximately $0.9 million from other comprehensive loss to other expense. In addition, upon acceptance of this settlement, we recorded the estimated fair value of the put option of approximately $0.7 million, which is classified as long-term investments, in the Level 3 category, and elected to apply the fair value provisions of SFAS 159 to this put option. We will recognize future changes in the fair value of the ARS and the put option in the statement of operations. The fair value adjustments to the ARS and put option will largely offset and will result in a minimal net impact to the statement of operations in future periods.

Trading Securities

Our trading securities as of December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Estimated Fair Value	Net Realized Loss	Estimated Fair Value	Net Realized Loss
Auction rate securities	$6,662	$(863)	$—	$—

Total trading securities	$6,662	$(863)	$—	$—

Net losses on our ARS that we classified as trading assets held at the reporting date were $0.9 million and $0 in 2008 and 2007, respectively. Prior to 2008, our ARS were classified as available-for-sale securities in short-term Investments.

Available-for-Sale Securities

The amortized cost, net unrealized gains and losses and estimated fair value of our available-for-sale securities as of December 31, 2008 and 2007 were as follows (in thousands):

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
2008
Municipal bonds	$1,613	$26	$—	$1,639

	$1,613	$26	$—	$1,639

2007
Auction rate securities	$10,300	$—	$—	$10,300
Municipal bonds	15,568	43	—	15,611
Other available for sale securities	2,000	1	—	2,001

	$27,868	$44	$—	$27,912

Net unrealized gains and losses at December 31, 2008 and 2007 were the result of fluctuations in the current market value of our available-for-sale securities in the marketplace.

Maturities of investment securities classified as available-for-sale at December 31, 2008 and 2007 by contractual maturity are shown below (in thousands). Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$—	$—	$7,071	$7,082
Between 1 and 5 years	—	—	6,516	6,539
Between 5 and 10 years	1,613	1,639	1,001	1,003
After 10 years	—	—	13,280	13,288

	$1,613	$1,639	$27,868	$27,912

We sold approximately $22.9 million and $48.7 million in investment securities held as available-for-sale in the years ended December 31, 2008 and 2007, respectively.

7. Inventories

Inventories at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Raw materials	$4,849	$2,565
Work in process	—	15
Finished goods	169	341

	$5,018	$2,921

Of our $5.0 million inventory at December 31, 2008, $1.1 million and $3.9 million were related to our Memory Solutions segment and our Rugged Technology Solutions segment, respectively. At December 31, 2008 and 2007, our reserve for excess, slow-moving and obsolete inventory was approximately $3.0 million and $0.8 million, respectively. The increase in our reserve for excess, slow-moving and obsolete inventory was primarily due to a charge of approximately $2.0 million related to the declining recoverability of our DIMM inventory.

8. Property, Plant and Equipment

Property, plant and equipment at December 31, 2008 and 2007 consisted of the following (in thousands):

Asset Class	Estimated Life (in years)	2008	2007
Land		$371	$371
Buildings	20	2,345	2,311
Software	1-3	916	1,098
Vehicles	5	49	51
Office furniture and equipment	3-5	2,198	2,411
Lab equipment	3-5	12,113	16,809
Tooling and fixtures	3-7	4,420	2,171
Leasehold improvements	3	418	985

		22,830	26,207
Accumulated depreciation		(18,391)	(16,995)

Property, plant and equipment, net		$4,439	$9,212

As a result of our decision to close our operations in Reynosa, Mexico, we reviewed the value of our land and building there. We estimated the cash flow that would result from the disposal of those assets and recorded an impairment of $0.6 million during the fourth quarter of 2008, which is included in Impairment of acquisition intangibles and fixed assets. In addition, we decided to sell certain assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. The market value of these assets at the time we decided to sell them was approximately $0.8 million, which was equal to the net book value and therefore no impairment was recorded.

Due to a decline in revenue and negative cash flow related to our DIMM business unit, we reviewed our long-lived assets associated with this business unit for impairment as of September 30, 2008. As a result of this review, we recorded a non-cash charge of $2.4 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue, for the write-down of the lab equipment related to our DIMM business unit.

During the years ended December 31, 2008, 2007 and 2006, we recorded depreciation expense of $3.6 million, $3.3 million and $4.2 million, respectively. Amortization of the assets under capital lease was included in depreciation and was approximately $36,000, $22,000 and $18,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense related to assets under capital lease was included in Interest expense and was approximately $7,000, $10,000 and $10,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2006, we sold a piece of lab equipment for a gain of $0.2 million to SMART under our manufacturing agreement with SMART. During 2007 and 2008, we sold certain equipment with a net book value of $36,000 and $44,000, respectively, for a gain of $62,000 and $8,000, respectively.

9. Other Intangible Assets

We evaluate our other intangible assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. When these factors and circumstances exist, we compare the projected undiscounted future cash flows of these assets to their respective carrying values to determine if impairment exists. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows.

In connection with our Augmentix acquisition during the third quarter of 2008, we acquired intangible assets consisting of customer relationships, trade name and developed technology for $6.2 million, $1.0 million and $3.3 million, respectively. In addition, through our Southland acquisition during the third quarter of 2007, we acquired intangible assets consisting of customer relationships, trade name and a noncompete agreement for $4.7 million, $1.8 million and $0.2 million, respectively.

As of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of the trade name intangible asset acquired through our Southland acquisition and recorded a charge of approximately $1.6 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. We also impaired the remaining residual value of our customer relationship and non-compete agreements acquired through our Southland acquisition as a result of the decline in revenue and negative cash flow related to our DIMM business unit, and recorded a charge of approximately $4.3 million, which is included Impairment of acquisition intangibles in operating expenses. In addition, as of June 30, 2008, as a result of the anticipated reduction in the future cash flow from our license agreement with Samsung, we impaired the remaining residual value of the customer relationship intangible asset and recorded a charge of approximately $0.2 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. The value was initially recorded based upon the projected discounted net cash flows attributable to this relationship.

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

The gross carrying amounts and accumulated amortization of our other intangible assets at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$23,499	$(19,541)	$21,337	$(18,735)
Customer contract	—	—	26,100	(25,461)
Trademark and trade name	2,087	(629)	2,922	(326)
Other intangible assets	12,043	(6,848)	10,660	(5,671)

	$37,629	$(27,018)	$61,019	$(50,193)

Amortization expense for all intangibles in the years ended December 31, 2008, 2007 and 2006 was $3.6 million, $5.8 million and $7.4 million, respectively. During 2008 and 2007, we also recorded a charge of $1.3 million and $0.3 million, respectively, in connection with patents and patent applications that we will not use in our future business and which we do not expect our licensees will use in their manufacturing processes.

The following table details the estimated aggregate annual amortization expense (in thousands) for each of the five succeeding years:

Year	Amount
2009	$2,643
2010	$3,397
2011	$2,231
2012	$1,023
2013	$545

10. Accrued Liabilities

Accrued compensation at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Accrued salaries and wages	$517	$306
Accrued vacation	311	835
Accrued bonuses	138	287
Accrued severance and restructuring costs	985	—

	$1,951	$1,428

Accrued liabilities at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Accrued payroll taxes and indirect benefits	$124	$160
Accrued property taxes	159	183
Other accrued liabilities	1,252	2,734

	$1,535	$3,077

The decrease in other accrued liabilities of $1.5 million during 2008, as compared to 2007, is primarily due to the reversal of the liability associated with the Southland earn-out of approximately $1.2 million. See Note 12, “Commitments and Contingencies,” for additional discussion regarding the earn-out provision.

11. Convertible Notes Payable

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to certain stockholders of Augmentix. Interest payments are due each January 31 and July 30, with the principal due on December 31, 2010. The former Augmentix stockholders have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $2.50 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of the Company or (iii) the redemption of all of the outstanding principal amount of the notes. At any time subsequent to the issuance of the convertible notes, we have the right to redeem the notes for the redemption amount, which is equal to the outstanding principal balance plus accrued interest, with at least 30 days prior written notice. As of December 31, 2008, the fair value of our convertible notes was approximately $9.9 million and were convertible into approximately 4.4 million shares.

12. Commitments and Contingencies

At December 31, 2008, approximately 66% of our employees in Mexico, or approximately 43% of our total employees, were represented by a labor organization that has entered into a labor contract with us. Given that we are terminating manufacturing in Mexico, we expect to terminate these employees by the end of the first quarter of 2009.

During October 2008, we entered into a minimum purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of $0.2 million of product by March 31, 2009, an additional $0.3 million by September 30, 2009, and an additional $0.5 million by March 31, 2010. As of December 31, 2008, we had not purchased any product under this agreement; however, we expect to fulfill the minimum purchase requirement within the agreed-upon time frame.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

Labor Situation in Mexico

In connection with closing our manufacturing facility in Mexico, we terminated approximately 140 employees in the fourth quarter of 2008 and the first quarter of 2009, all of whom signed a release of claims in exchange for severance. These agreements released all legal claims against us. Approximately 80 of these former employees have filed a legal action against us with the Labor Board in Reynosa because they do not believe we paid them their full severance amounts as required by Mexican law. Given the fact that all of these former employees signed a release of claims, appeared before the Labor Board when signing their releases stating that they agreed with the terms of the releases, and we paid the severance set forth in the releases, we do not believe we have any liability with respect to these claims. We plan to defend these actions filed against us.

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

During the second quarter of 2008, Samsung sent us a letter asserting that it made errors in the royalty reports that it previously delivered to us during the period beginning in the fourth quarter of 2005 and ending in the first quarter of 2008. Samsung stated that it believes that these errors resulted in an overpayment to us of an aggregate of approximately $2.9 million, and Samsung has requested that we refund this amount. Samsung paid to us a total of $14.2 million during this time period.

Because of information provided to us by Samsung regarding excessive yield loss and independent information we have obtained, we do not believe it would be appropriate to make any changes to our financial reports or book allowances related to this refund request, and we believe that our revenue recognition has been appropriate.

Southland Earn-Out Consideration

As part of our purchase of Southland on August 31, 2007, we offered compensation of up to $7 million to the sellers if certain financial goals were achieved over the two years subsequent to closing the acquisition. The Earn-Out was payable in two installments and each installment could be paid in any combination of cash or shares of our common stock. As of the first anniversary of the closing, the sellers did not achieve the financial milestones and we made no payment. On November 3, 2008, we entered into a settlement agreement with the principal stockholders of Southland at the time we acquired it. In this settlement agreement, the principal stockholders waived their rights to the earn-out set up at the time of the closing of the acquisition for the second (and last) year for which they were eligible to participate in the earn-out. As of December 31, 2008, we have no expense recorded for the second earn-out period.

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

Currently we are not involved in any material legal proceedings.

From time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims we may agree to in the interest of maintaining business relationships.

13. Leases

In connection with the Southland acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two former Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years. On November 3, 2008, we entered into a settlement agreement with these employees and agreed to pay 35% of our remaining two-year lease obligation on the building, or approximately $0.3 million, in exchange for a release from this lease. In addition, we incurred approximately $0.4 million and $0.2 million in total operating expense related to this lease during 2008 and 2007, respectively. We lease our Austin facilities under non-cancelable operating lease agreements, which will expire during 2010. Total operating lease expense related to our Austin facilities for the years ended December 31, 2008, 2007 and 2006 was approximately $1.0 million, $0.6 million, and $0.4 million, respectively.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2008 (in thousands):

Operating Leases
2009	$565
2010	412
2011	12
2012	—
2013	—

Total minimum lease payments	$989

14. Related-Party Transactions

Revenue

During 2007, we sold product to Southland. On August 31, 2007, we acquired all of the outstanding ownership interests of this entity and as a result, recorded related-party product revenue of approximately $0.6 million for the period prior to the acquisition.

Lease Agreement

In connection with the acquisition, on September 1, 2007, we entered into a lease agreement with an entity owned by two former Entorian employees (former Southland principals) to lease our Irvine facility for a term of three years.

As a result of the relocation of our manufacturing operations from Irvine, California to Reynosa, Mexico and our plan to sublease the Irvine facility, we determined the useful life of the leasehold improvements related to our Irvine facility did not extend beyond June 30, 2008. As a result of our review, we accelerated the depreciation associated with our Irvine leasehold improvements, resulting in an additional depreciation charge of approximately $0.6 million, or $0.01 per share, during 2008.

On November 3, 2008, we entered into a settlement agreement with these employees and agreed to pay 35% of our remaining two-year lease obligation on the building, or approximately $0.3 million, in exchange for a release from this lease. In addition, we incurred approximately $0.4 million and $0.2 million in operating expense related to this lease during 2008 and 2007, respectively.

Relationship with Austin Ventures

At December 31, 2008, Austin Ventures and its affiliates beneficially owned approximately 78% of our outstanding common stock. Set forth below is a brief description of the existing relationships and agreements between Austin Ventures and us.

Augmentix Acquisition

Our acquisition of Augmentix was a transaction between commonly controlled entities, as our majority owner, Austin Ventures, also owned approximately 55% of the outstanding equity securities of Augmentix (on an as-converted to common stock basis). As a result of the acquisition, Austin Ventures received approximately $15.5 million in cash and notes receivable. This amount does not correspond to the ownership split between Austin Ventures and minority shareholders, primarily due to the accrued dividends due to the preferred holders upon completion of the acquisition. Austin Ventures has the option to convert all or any portion of the principal amount of the notes and any unpaid interest related thereto into shares of our common stock at the rate of $2.50 per share.

Board of Directors

Joseph C. Aragona, a general partner of Austin Ventures, is one of our directors. Clark W. Jernigan, a principal of Austin Ventures, is one of our directors and serves as chairperson of our compensation committee. Joseph A. Marengi, a venture partner of Austin Ventures and a director on the Augmentix board of directors at the time of our acquisition of Augmentix, is the chairman of our board of directors. Krishna Srinivasan, a partner of Austin Ventures, is also one of our directors and served as a director on the Augmentix board of directors at the time of our acquisition of Augmentix.

Registration Rights

Austin Ventures has registration rights with respect to the shares of our common stock that it holds.

15. Loss Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(42,587)	$(39,987)	$(454)
Denominator:
Weighted average common shares outstanding	46,799	47,199	48,345
Less: Weighted common shares subject to repurchase	—	43	265

Total weighted average common shares used in computing basic loss per share	46,799	47,156	48,080

Effect of dilutive securities:
Common shares subject to repurchase	—	—	—
Stock options	—	—	—
Stock warrants	—	—	—

Dilutive potential common shares	—	—	—

Total weighted average common shares used in computing diluted loss per share	46,799	47,156	48,080

Loss per share:
Basic	$(0.91)	$(0.85)	$(0.01)

Diluted	$(0.91)	$(0.85)	$(0.01)

For the years ended December 31, 2008, 2007 and 2006, options and common stock subject to repurchase were not included in the computation of diluted loss per share because the effect would be antidilutive.

16. Stockholders’ Equity

Redeemable Preferred Stock

At December 31, 2008 and 2007, we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

Common Stock

At December 31, 2008 and 2007, we had 100,000,000 authorized shares of common stock. Of these authorized shares, 16,830,000 shares have been reserved for the issuance of stock options. Of these options,

19,186,878 had been granted, of which 3,154,722 were forfeited, leaving 797,844 available for issuance at December 31, 2008. At December 31, 2007, 12,341,878 had been granted and 586,337 were available for issuance.

In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this renewed program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. In November 2006, our Board of Directors authorized an additional $10.0 million to purchase our common stock. During 2006, 2007 and 2008, we purchased 1,406,683 shares, 1,352,947 shares and 294,254 shares of our stock under this program at a total cost of $8.1 million, $4.9 million and $0.2 million, respectively.

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

17. Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, which currently has 16,830,000 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized to be classified as financing cash flows. As a result, $0, $0.1 million and $0.3 million of excess tax benefits for 2008, 2007 and 2006, respectively, have been classified as financing cash flows.

Information with respect to stock option activity for the year ended December 31, 2008 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,333,260	$3.31
Granted	6,845,000	$0.62
Exercised	(314,937)	$0.33
Cancelled or forfeited	(1,756,507)	$2.48

Outstanding at December 31, 2008	10,106,816	$1.72	8.33	$29

Options exercisable at December 31, 2008	3,550,096	$3.50	5.94	$29

As of December 31, 2008, there was approximately $3.1 million of unrecognized compensation cost related to outstanding stock options, which we expect to recognize over a weighted average period of 3.5 years. For the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of exercised stock options was $0.1 million, $0.7 million and $3.3 million, respectively.

For grants issued during the 12 months ended December 31, 2008, 2007 and 2006, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	64.3% – 87.8%	59.0% – 61.6%	59.0% – 62.0%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.3 – 7.0	7.0	7.0 – 10.0
Risk-free interest rate	1.5% – 3.9%	3.0% – 5.0%	4.5% – 5.2%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options issued to employees is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $0.42, $1.83 and $3.98, respectively. During the years ended December 31, 2008, 2007 and 2006, we recorded share-based compensation expense for options of approximately $1.9 million, $5.0 million and $5.8 million, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of December 31, 2008, we had 800,000 authorized shares under this plan. RSUs generally vest over a four-year period.

Information with respect to RSU activity for the year ended December 31, 2008 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	505,995	$5.55
Granted	—	$—
Vested	(245,467)	$5.55
Forfeited	(112,725)	$5.49

Outstanding at December 31, 2008	147,803	$5.59

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the years ended December 31, 2008, 2007 and 2006, RSU compensation expense was $0.8 million, $0.9 million and $0.4 million, respectively. As of December 31, 2008, there was approximately $0.8 million of unrecognized compensation cost related to outstanding RSUs, which we expect to recognize over a weighted average period of 1.8 years.

18. Income Taxes

The components of the benefit for income taxes were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(1,029)	$(1,767)	$2,077
Foreign	188	595	1,991
State	6	(5)	6

Total current	(835)	(1,177)	4,074

Deferred:
Federal	—	1,157	(4,081)
Foreign	4	7	(112)
State	—	3	(11)

Total deferred	4	1,167	(4,204)

Benefit for income taxes	$(831)	$(10)	$(130)

Foreign taxes include withholdings on royalties from customers located in foreign countries.

As of December 31, 2008, we had an operating loss carryforward of approximately $24.8 million and a federal research and development credit carryforward of approximately $0.7 million, which will begin to expire in 2023 if not utilized. Utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Current deferred tax assets
Accrued liabilities	$1,836	$701

Gross current deferred tax assets	1,836	701
Valuation allowance	(1,479)	(471)

Net current deferred tax assets	$357	$230

Noncurrent deferred tax assets
Credit and net operating loss carryovers	$12,484	$76
Accrued liabilities	126	149
Depreciation and amortization	5,901	1,411
Deferred compensation	3,948	4,342

Gross noncurrent deferred tax assets	22,459	5,978
Valuation allowance	(19,053)	(4,588)

Net noncurrent deferred tax assets	$3,406	$1,390

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	$(86)	$(87)

Total current deferred tax liabilities	$(86)	$(87)

Noncurrent deferred tax liabilities
Deductible patent expense	$(204)	$(597)
Acquired intangibles	(3,372)	(831)

Total noncurrent deferred tax liabilities	$(3,576)	$(1,428)

Net current deferred tax asset	$271	$143

Net noncurrent deferred tax liability	$(170)	$(38)

We established a valuation allowance equal to the net domestic deferred tax assets due to uncertainties regarding the realization of our deferred tax assets. During 2008, our valuation allowance increased by approximately $12.0 million due to losses from operations and approximately $3.5 million from the Augmentix acquisition.

Undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided.

The exercise of certain of our stock options results in compensation, which is includable in the taxable income of the exercising option holder and deductible by us for federal and state income tax purposes. This compensation results from increases in the fair market value of our common stock subsequent to the date of grant of the exercised stock options. Any option-related excess tax benefits are recorded as an increase to additional paid-in capital, while option-related tax deficiencies are recorded as a decrease to additional paid-in capital to the extent of our additional paid-in capital option pool, and the remainder, if any, is taken to the income tax provision. During the years ended December 31, 2008 and 2007, our option-related excess tax deductions resulted in an increase to additional paid-in capital of approximately $0 million and $0.1 million, respectively. In addition, we did not incur any option-related tax deficiencies that would result in a decrease to additional paid-in capital during the years ended December 31, 2008 and 2007.

Our benefit for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes primarily as a result of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Computed at federal statutory rate	$(15,196)	$(13,999)	$(204)
Goodwill impairment	1,429	9,766	—
Deferred tax assets not benefited	12,011	5,060	—
Stock-based compensation expense	1,226	431	387
Research and development credit	(375)	(809)	—
Non-deductible and non-taxable items	(251)	(474)	(395)
State taxes, net of federal benefit	4	(11)	1
Other	321	26	81

Benefit for income taxes	$(831)	$(10)	$(130)

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The tax years 2003 through 2008 remain open to examination by all the major taxing jurisdictions to which we are subject, though we are not currently under examination by any major taxing jurisdiction.

We adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized no changes in the liability for unrecognized tax benefits and no adjustments to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Beginning balance	$—	$179
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(179)
Settlements	—	—

Ending balance	$—	$—

In the event we have unrecognized tax benefits, we will recognize the related accrued interest and penalties as income tax expense.

19. Segment Information

We determine our operating segments in accordance with SFAS 131. As a result of the Augmentix acquisition, we now have two operating segments, Memory Solutions and Rugged Technology Solutions. Prior to the third quarter of 2008, we operated in one reportable segment. Our Memory Solutions segment produces advanced module and system-level technologies for demanding high-reliability and high-performance markets. Our Rugged Technology Solutions segment produces rugged computing technologies. Each reportable segment contains closely related products that are unique to the particular segment. These segments are managed separately because each business requires different technologies and marketing strategies. The accounting policies for each of our segments are the same as those described in Note 2. Management evaluates the performance of our segments based on operating income or loss, excluding stock-based compensation expense, goodwill impairment, amortization of acquisition intangibles and impairment of acquisition intangibles and fixed assets. In addition, we do not allocate cash and cash equivalents, investments, tax assets, goodwill, other intangible assets, net and fixed asset impairments to our reportable segments. Future changes to our internal structure may result in changes to our reportable segments disclosed. The results reported below for our Rugged Technology Solutions segment are subsequent to our acquisition of Augmentix on July 14, 2008. We have reclassified segment operating results for 2007 and 2006 to conform to the 2008 presentation.

Summarized financial information concerning our reportable segments for the year ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Total Revenue	Income (Loss) from Operations	Depreciation/ Amortization	Capital Expenditures	Segment Assets
2008:
Memory Solutions	$31,782	$(20,907)	$3,321	$916	$9,135
Rugged Technology Solutions	24,089	1,117	317	922	8,255

Total segment	$55,871	$(19,790)	$3,638	$1,838	$17,390

2007:
Memory Solutions	$40,870	$(3,398)	$3,379	$725	$19,597
Rugged Technology Solutions	—	—	—	—	—

Total segment	$40,870	$(3,398)	$3,379	$725	$19,597

2006:
Memory Solutions	$55,556	$10,091	$4,286	$1,468
Rugged Technology Solutions	—	—	—	—

Total segment	$55,556	$10,091	$4,286	$1,468

Reconciliations of our segment income (loss) from operations to our consolidated loss from operations for the 2008, 2007, and 2006 are as follows (in thousands):

	2008	2007	2006
Total segment income (loss) from operations	$(19,790)	$(3,398)	$10,091
Stock-based compensation expense	(2,693)	(5,948)	(6,216)
Goodwill impairment	(9,036)	(27,903)	—
Amortization of acquisition intangibles	(3,637)	(5,123)	(7,440)
Impairment of acquisition intangibles and fixed assets	(8,999)	(684)	—

Consolidated loss from operations	$(44,155)	$(43,056)	$(3,565)

Reconciliations of our depreciation and amortization expense to our consolidated depreciation and amortization expense for the 2008, 2007, and 2006 are as follows (in thousands):

	2008	2007	2006
Total segment depreciation and amortization	$3,638	$3,379	$4,286
Amortization of acquisition intangibles	3,637	5,123	7,440

Consolidated depreciation and amortization	$7,275	$8,502	$11,726

Reconciliations of our total assets to our consolidated total assets for the 2008 and 2007 are as follows (in thousands):

	2008	2007
Total segment assets	$17,390	$19,597
Cash and cash equivalents	15,651	34,013
Investments	8,976	27,912
Goodwill	—	4,953
Other intangible assets, net	9,607	10,826
Other	2,352	2,112

Consolidated assets	$53,976	$99,413

20. Employee Benefits

We offer all full-time employees subsidized health, dental and vision coverage. In addition, all full-time employees receive at our expense life insurance, accidental death coverage, workers’ compensation coverage and short- and long-term disability coverage.

401(k) Plan

We maintain the Entorian Technologies’ L.P. Employees’ 401(k) Profit Sharing Plan and Trust (the Entorian Plan), which is a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. Under the Entorian Plan, eligible employees may defer up to 75% of their annual compensation, subject to maximum IRS limitations. Under the provisions of this plan, we matched employees’ contributions $1 for $1 up to six percent of their base compensation. Beginning in February 2009, we terminated the employer matching contribution. Our contributions to the Entorian Plan were approximately $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2007, we maintained the Southland 401(k) Employees Savings Plan, which we acquired with the Southland acquisition (the Southland Plan). Under the provisions of the Southland Plan, we made a contribution for 2007 in the amount of $22,000. During 2008, we merged the Southland Plan into the Entorian Plan.

Augmentix also maintains a 401(k) plan through Administaff, Inc. Neither Augmentix nor Entorian made any matching employee contributions to this plan.

Bonus Plan

We had a quarterly bonus plan under which eligible employees could receive a percentage of their base pay in additional compensation. Typically, we made these payments within 40 days after the end of the quarter in which the compensation was earned. Total expense was approximately $0 million, $0 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Discretionary Payment

For the second quarter of 2008, the Board of Directors authorized a discretionary bonus payment to eligible employees for approximately $0.3 million. For the third and fourth quarters of 2007, the Board of Directors authorized discretionary bonus payments to eligible employees. Total expense recorded in 2007 for these payments was approximately $0.8 million. For the fourth quarter of 2006, the Board of Directors authorized a discretionary bonus payment to eligible employees of approximately $0.8 million.

Augmentix Bonus Plan

Augmentix had an annual bonus plan in 2008, under which eligible employees could receive a bonus based on Augmentix’s annual financial performance. Augmentix did not meet the requirements of this plan for 2008, and no payment was made.

21. Restructuring

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

During the fourth quarter of 2008, we recorded restructuring expense of $2.7 million due to a workforce reduction of approximately 180 positions as a result of our plan to close manufacturing activities for our Memory Solutions business in an effort shift our focus away from commodity component markets towards vertical computing segments. During the first quarter of 2009, we expect to incur an additional charge of approximately $2.0 million related to closing our manufacturing facility in Mexico, consisting of additional restructuring expense and closing costs. The following table details the changes in the related restructuring accrual (in thousands) during 2008:

Restructuring accrual at December 31, 2007	$—
Restructuring expenses accrued	3,149
Payments of restructuring expenses	(2,316)

Restructuring accrual at December 31, 2008	$833

22. Geographic Information

Following is a summary of our revenues by geographic region (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue:
North America:
United States	$45,640	$33,368	$43,133
Canada	398	198	—
Central America:
Dominican Republic	2,568	2,313	—
Europe:
Germany	215	143	592
Other	45	20	1
Asia Pacific:
Taiwan	3,527	—	—
China	1,905	131	—
Japan	454	1,092	609
Malaysia	502	409	—
Australia	224	—	—
Thailand	211	305	—
Other	182	2,891	11,221

Total	$55,871	$40,870	$55,556

At December 31, 2008 and 2007, we had physical assets consisting of cash and net property, plant and equipment located at our manufacturing facility in Reynosa, Mexico as follows (in thousands):

	2008	2007
Cash	$79	$129
Property, plant and equipment, net	1,629	3,019

Total	$1,708	$3,148

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

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this annual report and concluded that our disclosure controls and procedures, excluding the controls performed at our Augmentix subsidiary, were effective for this purpose. This assessment excludes the controls performed at our Augmentix subsidiary because we acquired it in the second half of 2008. Augmentix’s total assets and total revenue represent approximately 42% of our total assets and 43% of our total revenue, respectively, as of December 31, 2008. While we are addressing Augmentix’s controls and procedures, we are permitted to exclude an acquisition for our assessment if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 pursuant to Rule 13a-15 under the Exchange Act. Our management based its evaluation on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective. As set forth in more detail above in this Item 9A, our evaluations excluded our Augmentix subsidiary, because we acquired it in the second half of 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on April 23, 2009 (the Proxy Statement) under the headings “Board Structure and Compensation,” “Proposal: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. In addition, the Company has adopted a Code of Conduct that applies to our directors and employees. This Code of Conduct can be found under the Investor Relations section on our web site and is included as Exhibit 14.1 to this Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

(b)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 21, 2007, among Staktek Holdings, Inc., Southland Micro Systems, Inc. and certain other parties thereto	8-K	000-50553	2.1	9/5/07

2.2	Escrow Agreement, dated as of August 31, 2007, among Staktek Holdings, Inc., Wells Fargo Bank, N.A., and John R. Meehan	8-K	000-50553	2.2	9/5/07

2.3	Agreement and Plan of Merger, dated as of July 11, 2008, by and among Entorian Technologies Inc., August Merger Sub Corporation, Augmentix Corporation and Centennial Ventures VII, L.P., as Stockholder Representative	8-K	000-50553	2.1	7/16/08

2.4	Escrow Agreement, dated as of July 14, 2008, by and among Entorian Technologies Inc., Wells Fargo Bank, N.A., and Centennial Ventures VII, L.P., as Stockholder Representative	8-K	000-50553	2.2	7/16/08

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.1.1	Certificate of Ownership and Merger	8-K	000-50553	3.1	2/27/08

3.2	Amended and Restated Bylaws	10-Q	000-50553	3.3	5/15/08

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1*	Entorian Technologies Inc. 2003 Stock Option Plan, as amended to date	8-K	000-50553	10.2	4/18/08

10.2*	Entorian Technologies Inc. 2006 Equity-Based Compensation Plan	S-8	33-133494	99.1	4/24/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.3*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.4	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.5**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.6	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03

10.7*	Amended and Restated Executive Employment Agreement, dated April 17, 2008, among Entorian Technologies Inc.. and Wayne R. Lieberman	8-K	000-50553	10.1	4/18/08

10.8*	Amended and Restated Executive Employment Agreement, dated February 6, 2009, between Entorian Technologies Inc. and W. Kirk Patterson	8-K	000-50553	10.1	2/10/09

10.9*	Amended and Restated Executive Employment Agreement, dated February 6, 2009, between Entorian Technologies Inc. and Stephanie A. Lucie	8-K	000-50553	10.1	2/10/09

10.10*	Form of Indemnification Agreement for Entorian Technologies Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.11*	Entorian Technologies Inc. Medical Retiree Plan	10-K	000-50553	10.9	3/9/05

10.12*	Staktek Amended and Restated 2008 Bonus Incentive Plan	8-K	000-50553	10.1	8/28/08

10.13	Loan Agreement, dated March 10, 2005, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	5/11/05

10.14	Revolving Promissory Note in connection with the Loan Agreement dated March 10, 2005	10-Q	000-50553	10.2	5/11/05

10.15	Guaranty Agreement, dated March 10, 2005, between Staktek Group, L.P. and Guarantee Bank	10-Q	000-50553	10.3	5/11/05

10.16	Amendment No. 3 to Loan Agreement, dated July 25, 2007, between Guaranty Bank and Staktek Holdings, Inc.	10-Q	000-50553	10.1	8/14/07

10.17*	Offer Letter between Staktek Holdings, Inc. and Joseph A. Marengi	8-K	000-50553	10.1	10/17/07

10.18	Settlement and Mutual Release, dated November 7, 2008, by and among Entorian Technologies Inc., John R. Meehan and Joseph A. Meehan	8-K	000-50553	10.1	4/13/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.19*	Separation Agreement, dated as of November 6, 2008, between Entorian Technologies Inc. and Wayne R. Lieberman	8-K	000-50553	10.2	11/13/08

10.20*	Executive Employment Agreement, dated as of November 6, 2008, between Entorian Technologies Inc. and Stephan Godevais	8-K	000-50553	10.3	11/13/08

14.1	Code of Conduct	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (See signature page of this Form 10-K)					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* —Constitutes	management contract or compensatory arrangement
** —Confidential	treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

By:	/s/ STEPHAN B. GODEVAIS

Stephan B. Godevais President and Chief Executive Officer

Date: March 11, 2009

By:	/s/ W. KIRK PATTERSON

W. Kirk Patterson Senior Vice President and Chief Financial Officer

Date: March 11, 2009

KNOW BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Stephan Godevais and W. Kirk Patterson, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEPHAN B. GODEVAIS Stephan Godevais	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2009

/s/ W. KIRK PATTERSON W. Kirk Patterson	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 11, 2009

/s/ JOSEPH A. MARENGI Joseph A. Marengi	Chairman of the Board of Directors	March 11, 2009

/s/ JOSEPH C. ARAGONA Joseph C. Aragona	Director	March 11, 2009

/s/ MARTIN J. GARVIN Martin J. Garvin	Director	March 11, 2009

/s/ KEVIN P. HEGARTY Kevin P. Hegarty	Director	March 11, 2009

/s/ Clark W. Jernigan Clark W. Jernigan	Director	March 11, 2009

/s/ KRISHNA SRINIVASAN Krishna Srinivasan	Director	March 11, 2009

/s/ A. TRAVIS WHITE A. Travis White	Director	March 11, 2009