Form 10-Q
period 2009-03-31
ENTORIAN TECHNOLOGIES INC
filed 2009-05-13
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(512) 454-9531

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2009, was 46,877,876.

ENTORIAN TECHNOLOGIES INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED MARCH 31, 2009

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,389	$15,651
Investments	1,626	1,639
Accounts receivable, net of allowances of $703 in 2009 and $597 in 2008	10,663	5,256
Inventories	1,876	5,018
Prepaid expenses	687	510
Income tax recoverable	1,650	1,571
Deferred tax asset	267	271
Other current assets	1,240	1,592

Total current assets	28,398	31,508
Property, plant and equipment, net	3,705	4,439
Long-term investments	7,053	7,337
Other intangible assets, net	10,017	10,611
Other assets	67	81

Total assets	$49,240	$53,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,492	$4,995
Accrued compensation	1,385	1,951
Accrued liabilities	2,569	1,535

Total current liabilities	8,446	8,481
Other accrued liabilities	217	180
Deferred tax liabilities	171	170
Convertible notes payable	3,847	3,847
Related party convertible notes payable	6,805	6,805

Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—

Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 53,384,653 shares and 53,362,815 shares issued at March 31, 2009 and December 31, 2008, respectively	53	53
Additional paid-in capital	149,667	149,375
Treasury stock, at cost; 6,506,777 shares and 6,466,904 shares at March 31, 2009 and December 31, 2008, respectively	(25,858)	(25,850)
Accumulated other comprehensive income	22	26
Accumulated deficit	(94,130)	(89,111)

Total stockholders’ equity	29,754	34,493

Total liabilities and stockholders’ equity	$49,240	$53,976

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product	$12,943	$7,212
License	96	1,400

Total revenue	13,039	8,612

Cost of revenue:
Product (1)	9,564	8,913
Amortization of acquisition intangibles	626	588

Total cost of revenue	10,190	9,501

Gross profit (loss)	2,849	(889)

Operating expenses:
Selling, general and administrative (1)	3,198	4,229
Research and development (1)	2,186	1,304
Restructuring	2,317	—
Amortization of acquisition intangibles	35	186

Total operating expenses	7,736	5,719

Loss from operations	(4,887)	(6,608)

Other income (expense):
Interest income	78	506
Interest expense	(123)	(3)
Other, net	(73)	28

Total other income (expense), net	(118)	531

Loss before income taxes	(5,005)	(6,077)
Provision (benefit) for income taxes	14	(215)

Net loss	$(5,019)	$(5,862)

Loss per share:
Basic	$(0.11)	$(0.13)

Diluted	$(0.11)	$(0.13)

Shares used in computing loss per share:
Basic	46,894	46,737
Diluted	46,894	46,737
(1) Includes stock-based compensation expense as follows:
Cost of revenue	$8	$83
Selling, general and administrative expense	196	474
Research and development expense	88	120

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,019)	$(5,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	1,611	1,499
Stock-based compensation expense	292	677
Other non-cash charges	545	133
Deferred income taxes	5	(2)
Net change in operating assets and liabilities	(2,109)	(3,596)

Net cash used in operating activities	(4,675)	(7,151)

Cash flows from investing activities:
Purchases of investments	—	(4,418)
Sales and maturities of investments	200	11,817
Additions to property, plant and equipment	(742)	(481)
Proceeds from sale of equipment	46	5
Patent application costs	(77)	(84)

Net cash provided by (used in) investing activities	(573)	6,839

Cash flows from financing activities:
Share repurchases	(8)	(63)
Payments on capitalized lease obligations	(6)	(5)

Net cash used in financing activities	(14)	(68)

Net decrease in cash and cash equivalents	(5,262)	(380)

Cash and cash equivalents at beginning of period	15,651	34,013

Cash and cash equivalents at end of period	$10,389	$33,633

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Entorian Technologies Inc. (we, us, our), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. In addition, operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.

Following our acquisition of Augmentix Corporation (Augmentix) on July 14 2008, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. As a result of creating two reportable segments, our 2008 financial information has been reclassified to conform to our 2009 presentation. See Note 9, “Augmentix Corporation Acquisition,” and Note 17, “Segment Information,” for additional information regarding our Augmentix acquisition and segment reporting, respectively.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009.

Concentration Risk

Until our acquisition of Augmentix, we derived nearly all of our revenue from sales or licenses of our Stakpak and memory module solutions. We terminated our memory solutions manufacturing business and now are focusing on our Rugged Technology Solutions business, which derives nearly all of its revenue from sales to Dell. For the three months ended March 31, 2009, Dell accounted for approximately 57% of our total revenue. We expect these sales to continue to account for a substantial portion of our total revenue in the near term.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FAS 107-1 and APB 28-1), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies and to require those disclosures in all interim financial statements. This pronouncement is effective for interim periods ending after June 15, 2009; however, early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FAS 115-2 and FAS 124-2), to provide guidance in determining whether impairments in debt securities are other than temporary, and to modify the presentation and disclosures for such instruments. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009; however, early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (FAS 157-4), to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5), to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock.” This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not impact our financial position, results of operations, cash flows or disclosures.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. In addition, this FSP provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This pronouncement was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not impact our financial position, results of operations, cash flows or disclosures.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1), to clarify that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” This FSP states that issuers of convertible debt instruments that may be settled in cash upon conversion should account for the liability and equity components separately. This pronouncement was effective for financial instruments issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not impact our financial position, results of operations, cash flows or disclosures.

2.	Fair Value Measurements

On January 1, 2009, we adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) for our non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial and non-financial assets (in thousands):

		Fair Value Measurements at March 31, 2009 Using:
Description	Fair Value at March 31, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$1,626	$1,626	$—	$—
Trading securities	6,538	—	—	6,538
Put option on trading securities	515	—	—	515
Assets held for sale	435	—	435	—

	$9,114	$1,626	$435	$7,053

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$7,337

Transfers into Level 3	—
Total losses included in other expense	(84)
Purchases, issuances and settlements	(200)

Balance at March 31, 2009	$7,053

We have included our investments related to auction rate securities (ARS) of approximately $6.5 million, or 89% of par value, and our put option of $0.5 million, respectively, in the Level 3 category. See Note 4, “Investments,” for additional information regarding our auction rate securities.

As a result of our decision to close our operations in Reynosa, Mexico, we decided to sell approximately $0.8 million in fixed assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. During the three months ended March 31, 2009, we recorded an impairment charge of approximately $0.4 million related to our assets held for sale based on quoted market prices for similar assets.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. During November 2008, we accepted a settlement offer from one of our investment providers to sell, at par value, our ARS at any time during a two-year period beginning June 30, 2010 and ending July 2, 2012. In connection with this settlement, we elected to account for the put option related to our ARS under SFAS 159. During the first quarter of 2009, we recorded $0.1 million in Other expense related to the change in fair value of our put option.

3.	Accounts Receivable, net

The following are the components of accounts receivables (in thousands):

	March 31, 2009	December 31, 2008
Gross accounts receivable	$11,366	$5,853
Allowance for doubtful accounts	(703)	(597)

	$10,663	$5,256

The increase in our accounts receivable balance at March 31, 2009, as compared to December 31, 2008, was primarily due to the timing of sales during the first quarter of 2009. The balance in our allowance for doubtful accounts at March 31, 2009 and December 31, 2008 was primarily due to the bankruptcy of a large memory business customer.

4.	Investments

As of March 31, 2009, we held approximately $6.5 million in ARS, or 89% of par value, and $0.5 million in a put option, which are classified as long-term investments in the Level 3 category.

Our ARS are investments in student loans. The final maturity dates of the ARS that we own are between 2034 and 2041 and the securities are rated Aaa and AA. Approximately 68% of the student loans underlying our ARS are guaranteed by the federal government under the Federal Family Education Loans Program (FFELP). The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 32% of our ARS are private loans, of which 85% are insured.

Our ARS have historically traded at par and are callable at par at the option of the issuer. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate according to the applicable investment offering document. As of March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. Based on this assessment of fair value, as of March 31, 2009, we determined there was an increase in the fair value of our ARS of approximately $0.1 million during the first quarter of 2009.

As of March 31, 2009, the maximum auction rates for our ARS ranged from 0.9% to 1.2%. Through March 31, 2009, we have continued to receive interest payments on our ARS in accordance with their terms and believe we will continue to receive interest payments as long as we hold these securities. During the first quarter of 2009, approximately $0.2 million of our ARS was called at par by the issuer.

During 2008, approximately $2.7 million of our ARS was called at par by the issuers. In addition, during November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell them to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans of 75% of the market value of our ARS until June 30, 2010. As a result of accepting this offer, during 2008 we transferred our ARS from available-for-sale to trading as allowed under SFAS 115 and reclassified approximately $0.9 million from other comprehensive loss to other expense. In addition, upon acceptance of this settlement, we recorded the estimated fair value of the put option of approximately $0.7 million, which is classified as long-term investments in the Level 3 category, and elected to apply the fair value provisions of SFAS 159 to this put option. We will recognize future changes in the fair value of the ARS and the put option in the statement of operations. The fair value adjustments to the ARS and the put option will largely offset and should result in a minimal net impact to the statement of operations in future periods.

5.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	March 31, 2009	December 31, 2008
Raw materials	$1,861	$4,849
Finished goods	15	169

	$1,876	$5,018

Of the $1.9 million inventory on hand at March 31, 2009, $0.2 million and $1.7 million are related to our Memory Solutions segment and our Rugged Technology Solutions segment, respectively. The decrease in our inventory balance at March 31, 2009, as compared to December 31, 2008, was primarily driven by the decision to exit manufacturing activities of our Memory Solutions business during the first quarter of 2009, the transition to a new product platform and the sale of inventory to one of our manufacturing partners. At March 31, 2009 and December 31, 2008, our reserve for excess, slow-moving and obsolete inventory was approximately $2.3 million and $3.0 million, respectively.

6.	Property, Plant and Equipment

As a result of our decision to implement a new enterprise resource planning system during the second quarter of 2009, we reviewed the remaining useful life related to our office equipment and software associated with our legacy system. Based on that review, we determined the remaining useful life for our office equipment and software related to our legacy system did not extend beyond March 31, 2009 and recorded additional deprecation of approximately $0.3 million, or $0.01 per share, during the three months ended March 31, 2009.

In addition, as a result of our decision to close our operations in Reynosa, Mexico, we decided to sell approximately $0.8 million in fixed assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. During the three months ended March 31, 2009, we recorded an impairment charge of approximately $0.4 million related to our assets held for sale based on quoted market prices for similar assets, which we recorded in Restructuring expense. Also, during the first quarter of 2009, we abandoned approximately $0.5 million in fixed assets as a result of exiting the manufacturing activities of our memory business, which we recorded in Restructuring expense.

7.	Income Taxes

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

We recorded a provision for income taxes of $14,000 during the first quarter of 2009 and an income tax benefit of $0.2 million during the first quarter of 2008. The provision for the first quarter of 2009 reflects our estimated annual effective tax rate of 0%. The first quarter of 2008 reflects our estimated annual effective tax rate of 4%.

For the three months ended March 31, 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to the application of a valuation allowance against our net U.S. deferred tax assets as we believe there is uncertainty regarding their realization.

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

We had no liability for unrecognized tax benefits at December 31, 2008 or March 31, 2009.

8.	Restructuring

During the fourth quarter of 2008, we recorded restructuring expense of $2.7 million due to a workforce reduction of approximately 180 positions as a result of our plan to close manufacturing activities for our Memory Solutions business in an effort to shift our focus away from commodity component markets towards vertical computing segments. During the first quarter of 2009, we completed closing our manufacturing activities of our Memory Solutions business, resulting in an additional charge of approximately $2.3 million. This additional charge that we recorded during the three months ended March 31, 2009 included approximately $1.0 million related to employee severance expenses, $0.5 million due to abandoning certain fixed assets, $0.4 million related to our assets held for sale and $0.4 million related to abandoning one of our facilities located in Austin, Texas. The following table details the changes in the related restructuring accrual (in thousands) during the first quarter of 2009:

	Severance	Facility Abandonment	Assets	Total
Restructuring accrual at December 31, 2008	$833	$—	$—	$833
Restructuring expenses accrued	1,005	394	919	2,318
Payments of restructuring expenses	(793)	—	(919)	(1,712)

Restructuring accrual at March 31, 2009	$1,045	$394	$—	$1,439

9.	Augmentix Corporation Acquisition

On July 14, 2008, we acquired all of the outstanding ownership interests in Augmentix, a provider of rugged computing solutions. We paid approximately $23.5 million in cash and approximately $10.7 million in convertible notes, subject to a post-closing adjustment based on Augmentix’s working capital and transaction costs. Our acquisition of Augmentix was a transaction between commonly controlled entities, as our majority owner, Austin Ventures, also owned approximately 55% of the outstanding equity securities of Augmentix (on an as-converted to common stock basis). As a result of the acquisition, Austin Ventures received approximately $15.5 million in cash and convertible notes.

We included Augmentix’s results of operations in our consolidated results subsequent to the acquisition date, which was July 14, 2008.

10.	Convertible Notes Payable

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to certain stockholders of Augmentix. We anticipate this outstanding note balance will be adjusted upon settlement of the working capital provisions of the merger agreement. Interest payments are due each January 31 and July 30, with the principal due on December 31, 2010. The former Augmentix stockholders have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $2.50 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of Entorian or (iii) the redemption of all of the outstanding principal amount of the notes. At any time subsequent to the issuance of the convertible notes, we have the right to redeem the notes for the redemption amount, which is equal to the outstanding principal balance plus accrued interest, with at least 30 days prior written notice. As of March 31, 2009, our convertible notes were convertible into approximately 4.0 million shares of common stock.

11.	Letter of Credit

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance with this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of March 31, 2009, we had this required amount on deposit.

12.	Commitments and Contingencies

During October 2008, we entered into a minimum purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of $0.2 million of product by March 31, 2009, an additional $0.3 million by September 30, 2009, and an additional $0.5 million by March 31, 2010. As of March 31, 2009, we met our minimum purchase requirement for this time period and expect to continue to fulfill the minimum purchase requirement within the agreed-upon time frame.

We have indemnification agreements with our directors and executive officers. The agreements do not set monetary limits on our indemnity obligations. We have a director and officer insurance policy that enables us to recover a portion of any future amounts paid in respect of our indemnity obligations to our directors and officers.

Labor Situation in Mexico

In connection with closing our manufacturing facility in Mexico, we terminated most of our remaining employees in the fourth quarter of 2008 and the first quarter of 2009, all of whom signed a release of claims in exchange for severance. Approximately 100 of these former employees filed a legal action against us with the Labor Board in Reynosa, claiming that we did not pay them their full severance amounts as required by Mexican law. In anticipation of a settlement, we recorded a charge of $0.3 million, which includes both asserted and unasserted claims, in Restructuring expense during the three months ended March 31, 2009.

Samsung License Agreement

We have a license arrangement with Samsung Electronics Co., Ltd. (Samsung), pursuant to which we have licensed certain technologies to Samsung, and Samsung provides to us quarterly reports of its license usage and pays corresponding royalty amounts in accordance with the terms of the agreement. We have primarily relied on these reports from Samsung and subsequent cash payment to record revenue from this license agreement.

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

Currently we are not involved in any other material legal proceedings. However, from time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims we may agree to in the interest of maintaining business relationships.

13.	Common Stock

As of March 31, 2009 and December 31, 2008, we had 53,384,653 and 53,362,815 shares of common stock issued, respectively.

During the first quarter of 2009, we purchased 39,873 shares of our common stock under our stock repurchase program at a total cost of approximately $8,000. As of March 31, 2009, we may purchase up to an additional $6.8 million of our stock under this program.

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

Information with respect to stock option activity for the three months ended March 31, 2009 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	10,106,816	$1.72
Granted	42,000	$0.20
Exercised	(10,750)	$0.01
Cancelled or forfeited	(1,111,536)	$2.89

Outstanding at March 31, 2009	9,026,530	$1.58	7.5	$37

Options exercisable at March 31, 2009	3,234,582	$3.17	3.3	$16

As of March 31, 2009, there was approximately $2.4 million of unrecognized compensation cost related to outstanding stock options, which we expect to recognize over a weighted average period of 3.4 years. During the first quarter of 2009 and 2008, the total intrinsic value of exercised stock options was approximately $2,000 and $25,000, respectively.

For grants issued during the three months ended March 31, 2009 and 2008, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Expected volatility	95.1%	65.2%
Dividend yield	0%	0%
Expected term (in years)	7	7
Risk-free interest rate	2.24%	2.59%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $0.16 and $0.91, respectively. During the three months ended March 31, 2009 and 2008, we recorded share-based compensation expense for options of approximately $0.2 million and $0.5 million, respectively. The decrease in stock-based compensation expense during the first quarter of 2009 compared to the first quarter of 2008 is primarily due to the termination of employees in connection with the restructuring we initiated in the fourth quarter of 2008 as a result of our plan to close manufacturing activities for our Memory Solutions business.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of March 31, 2009, we had 800,000 authorized shares under this plan. RSUs vest over a four-year period.

Information with respect to RSU activity for the three months ended March 31, 2009 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	147,803	$5.59
Granted	—	—
Vested	(16,558)	$5.73
Forfeited	(47,412)	$5.62

Outstanding at March 31, 2009	83,833	$5.54

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three months ended March 31, 2009 and 2008, RSU compensation expense was $79,000 and $0.2 million, respectively.

15.	Accumulated Other Comprehensive Income

The components of our accumulated other comprehensive income were as follows (in thousands) at the respective dates:

	March 31, 2009	December 31, 2008
Unrealized gain on investment securities, net of tax	$22	$26

Accumulated other comprehensive income	$22	$26

The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(5,019)	$(5,862)
Change in unrealized gain on investment securities, net of tax	(4)	(391)

Comprehensive loss, net of tax	$(5,023)	$(6,253)

16.	Loss Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(5,019)	$(5,862)

Denominator:
Weighted average common shares outstanding	46,894	46,737
Less: Weighted average common shares subject to repurchase	—	—

Total weighted average common shares used in computing basic loss per share	46,894	46,737
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,894	46,737

Loss per share:

Basic	$(0.11)	$(0.13)

Diluted	$(0.11)	$(0.13)

17.	Segment Information

We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). As a result of the Augmentix acquisition, we now have two operating segments, Memory Solutions and Rugged Technology Solutions. Our Memory Solutions segment produces advanced module and system-level technologies for demanding high-reliability and high-performance markets. Our Rugged Technology Solutions segment produces rugged computing technologies. Each reportable segment contains closely related products that are unique to the particular segment. These segments are managed separately because each business requires different technologies and marketing strategies. The accounting policies for each of our segments are the same as those described in Note 2 from our Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates the performance of our segments based on operating income or loss, excluding stock-based compensation expense, goodwill impairment, amortization of acquisition intangibles and impairment of acquisition intangibles. In addition, we do not allocate cash and cash equivalents, investments, tax assets, goodwill and acquisition intangible assets, net to our reportable segments. Future changes to our internal structure may result in changes to our reportable segments disclosed. We have reclassified segment operating results for the first quarter of 2008 to conform to the 2009 presentation.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Memory Solutions	$3,492	$8,612
Rugged Technology Solutions	9,547	—

Consolidated revenue	$13,039	$8,612

Loss from operations
Memory Solutions	$(2,764)	$(5,157)
Rugged Technology Solutions	(1,170)	—

Total segment loss from operations	$(3,934)	$(5,157)

	March 31, 2009	December 31, 2008
Total assets:
Memory Solutions	$5,272	$9,135
Rugged Technology Solutions	13,509	8,255

Total segment assets	$18,781	$17,390

Reconciliations of our segment loss from operations to our consolidated loss from operations for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Total segment loss from operations	$(3,934)	$(5,157)
Stock-based compensation expense	(292)	(677)
Amortization of acquisition intangibles	(661)	(774)

Consolidated loss from operations	$(4,887)	$(6,608)

Reconciliations of our total segment assets to our consolidated total assets as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
Total segment assets	$18,781	$17,390
Cash and cash equivalents	10,389	15,651
Investments	8,679	8,976
Other intangible assets, net	8,946	9,607
Other	2,445	2,352

Consolidated assets	$49,240	$53,976

18.	Subsequent Events

In connection with closing our manufacturing facility in Mexico, we terminated most of our remaining employees in the fourth quarter of 2008 and the first quarter of 2009, all of whom signed a release of claims in exchange for severance. Approximately 100 of these former employees filed a legal action against us with the Labor Board in Reynosa, claiming that we did not pay them their full severance amounts as required by Mexican law. We agreed to pay the additional severance, and entered into a settlement agreement on April 23, 2009 in which we agreed to pay approximately $0.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations and beliefs regarding the following: fulfilling our minimum purchase requirement within the agreed-upon time frame with respect to a minimum purchase agreement we entered into with one of our suppliers; our future success will depend in large part upon our relationships with key Dell personnel; our sales to Dell will continue to account for a substantial portion of our total revenue in the near term; the lack of significant credit losses from our customers; our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations in 2009, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program for at least the next 12 months; the current liquidity issues related to our auction rate securities will not impact our ability to fund our ongoing business operations; we will continue to receive interest payments as long as we hold the auction rate securities; our facilities are suitable and adequate to meet our current operating needs; a ten percent change in interest rates will not have a significant impact on our interest income; our strong patent portfolio and intellectual property position will allow us to continue to expand our business; the strength of our intellectual property rights is, and will continue to be, critical to the success of our business and will allow us to compete favorably against our competition; our intent to vigorously protect our intellectual property; our revenue recognition with respect to Samsung’s claim has been appropriate; our future success will depend upon our ability to attract and retain personnel; our adoption of SFAS 157-4, FSP FAS 107-1, APB 28-1, FSP FAS 115-2 and FAS 124-2 will not have a material impact on our financial position, results of operations, cash flows or disclosures; and our outstanding note balance will be adjusted upon settlement of the working capital provisions of the merger agreement with Augmentix Corporation. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the risk factors described in Item 1A, as well as in the documents filed by us with the SEC, specifically our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009, as well as our Quarterly Reports on Form 10-Q and in our other SEC filings, as they may be amended from time to time.

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

During 2008, our customers could license our technologies for their in-house stacking of memory units, outsource their manufacturing needs to us, buy memory units from one of our licensees, such as Samsung, SMART and Toshiba, or optimize their needs through a combination of these approaches. In December 2008, we announced our plan to close manufacturing activities of our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and manufacturing assets to third parties.

We have an IP portfolio of more than 200 patents and patent applications pending. Headquartered in Austin, Texas, in 2008, we operated two ISO-certified manufacturing facilities in Irvine, California and Reynosa, Mexico. During the second quarter of 2008, we terminated manufacturing in Irvine, California, and as set forth above, we terminated manufacturing in Reynosa, Mexico during the first quarter of 2009.

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

Results of Operations - a comparison of the three months ended March 31, 2009 and 2008

The following tables present our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended March 31,
	2009	2008
Revenue:
Product	99.3%	83.7%
License	0.7	16.3

Total revenue	100.0	100.0
Cost of revenue:
Product	73.3	103.5
Amortization of acquisition intangibles	4.8	6.8

Total cost of revenue	78.1	110.3

Gross profit (loss)	21.9	(10.3)
Operating expenses:
Selling, general and administrative	24.5	49.1
Research and development	16.8	15.1
Restructuring	17.8	—
Amortization of acquisition intangibles	0.3	2.2

Total operating expenses	59.4	66.4

Loss from operations	(37.5)	(76.7)
Other income (expense), net	(0.9)	6.2

Loss before income taxes	(38.4)	(70.5)
Provision (benefit) for income taxes	0.1	(2.5)

Net loss	(38.5)%	(68.0)%

Total revenue

	Three Months Ended March 31,		Change
	2009	2008
	(in thousands, except %)
Product revenue	$12,943	$7,212	79.5%
License revenue	96	1,400	(93.1)%

Total revenue	$13,039	$8,612	51.4%

Total revenue for the three months ended March 31, 2009 was $13.0 million, compared to revenue of $8.6 million for the three months ended March 31, 2008. Product revenue for the three months ended March 31, 2009 and 2008 was $12.9 million and $7.2 million, respectively. License revenue for the first quarter of 2009 and 2008 was $0.1 million and $1.4 million, respectively.

Memory Solutions total revenue decreased $5.1 million, from $8.6 million during the first quarter of 2008 to $3.5 million in the first quarter of 2009. The decrease in our Memory Solutions revenue was driven by the decision to exit the manufacturing activities of our Memory Solutions business during the first quarter of 2009. The product revenue generated during the three months ended March 31, 2009 was attributed to final orders related to our Memory Solutions business.

As a result of the Augmentix acquisition in July 2008 and in accordance with SFAS 131, we added a second segment, Rugged Technology Solutions, during the third quarter of 2008. Revenue in this segment is primarily generated from the sale of ruggedized computer solutions. As a result of our acquisition, our Rugged Technology Solutions revenue increased from $0 during the first quarter of 2008 to $9.5 million during the first quarter of 2009. This increase more than offset the $5.1 million decline in Memory Solutions revenue.

The decline in license revenue during the first quarter of 2009, as compared to the first quarter of 2008, was primarily due to decreased memory royalty revenue from our licensees.

Subsequent to the first quarter of 2009, we will only generate license revenue from our Memory Solutions segment in addition to the revenue generated from our Rugged Technology Solutions segment.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Dell	57%	*
Micron	14%	18%
SMART	*	17%
Mitac	*	10%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Three Months Ended March 31,		Change
	2009	2008
	(in thousands, except %)
Gross profit (loss)	$2,849	$(889)	420.5%

Percent of total revenue	21.9%	(10.3)%

Gross profit for the three months ended March 31, 2009 was $2.8 million, or 21.9% of our total revenue, as compared to gross loss of $0.9 million, or 10.3% of our total revenue, for the three months ended March 31, 2008.

The increase in our gross profit for the three months ended March 31, 2009, as compared to March 31, 2008, was primarily due to our transition away from our Memory Solutions manufacturing. Revenue in the first quarter of 2008 was largely comprised of lower margin memory modules. In addition, we have made significant reductions to labor and overhead as a result of our decision to exit our Memory Solutions manufacturing activities.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2009	2008
	(in thousands, except %)
Selling, general and administrative	$3,198	$4,229	(24.4)%

Percent of total revenue	24.5%	49.1%

Selling, general and administrative expense for the three months ended March 31, 2009 was $3.2 million, or 24.5% of total revenue. This amount reflected a decrease of approximately $1.0 million, or 24.4%, as compared to $4.2 million, or 49.1% of total revenue, in the three months ended March 31, 2008. For the first quarter of 2009 and 2008, selling, general and administrative expense included stock-based compensation expense of $0.2 million and $0.5 million, respectively.

The decrease in selling, general and administrative expense during the first quarter of 2009, relative to the first quarter of 2008, was primarily due to a legal settlement, as well as expenses incurred in connection with our acquisition efforts, both in the first quarter of 2008. In addition, lower stock-based compensation expense and reductions associated with the Memory Solutions business were largely offset by additional expense resulting from our acquisition of Augmentix.

Research and development expense

	Three Months Ended March 31,		Change
	2009	2008
	(in thousands, except %)
Research and development	$2,186	$1,304	67.6%

Percent of total revenue	16.8%	15.1%

Research and development expense for the three months ended March 31, 2009 was $2.2 million, or 16.8% of total revenue, which reflected an increase of $0.9 million, or 67.6%, as compared with $1.3 million, or 15.1% of total revenue, for the three months ended March 31, 2008. For the first quarter of 2009 and 2008, research and development expense included stock-based compensation expense of approximately $0.1 million.

The increase in research and development expense during the first quarter of 2009, relative to the first quarter of 2008, was primarily due to the addition of development costs associated with the Rugged Technology Solutions business as a result of our acquisition of Augmentix, partially offset by decreased costs related to our Memory Solutions business.

Restructuring expense

During the first quarter of 2009, we recorded restructuring expense of $2.3 million as a result of the completion of our plan to close manufacturing activities of our Memory Solutions business, which we initiated during the fourth quarter of 2008. The additional charge of approximately $2.3 million that we recorded during the three months ended March 31, 2009 included approximately $1.0 million related to employee severance expenses, $0.5 million due to abandoning certain fixed assets, $0.4 million related to our assets held for sale and $0.4 million related to abandoning one of our facilities located in Austin, Texas.

Amortization of acquisition intangibles

	Three Months Ended March 31,		Change
	2009	2008
	(in thousands, except %)
Amortization of acquisition intangibles	$661	$774	(14.6)%

During the three months ended March 31, 2009, we amortized $0.7 million of intangible assets resulting from the Staktek and Augmentix acquisitions, with $0.6 million allocated to cost of revenue and $35,000 allocated to operating expenses. During the three months ended March 31, 2008, we amortized $0.8 million of intangible assets resulting from the Staktek and Southland acquisitions, with $0.6 million allocated to cost of revenue and $0.2 million allocated to operating expenses.

The acquisition intangibles were originally valued using various discounted cash flow methodologies. As a result, each year the total annual amortization expense of these intangibles is scheduled to decline.

Other income (expense), net

	Three Months Ended March 31,		Change
	2009	2008
	(in thousands, except %)
Other income (expense), net	$(118)	$531	(122.2)%

Other expense, net for the three months ended March 31, 2009, was $0.1 million, as compared to other income, net of $0.5 million for the three months ended March 31, 2008.

The change in other income (expense), net from the three months ended March 31, 2009, compared to the same period of 2008, was primarily due to a lower balance in our cash, cash equivalents and investments as a result of our Southland and Augmentix acquisitions. In addition, during the first quarter of 2009, we recorded approximately $0.1 million in interest expense related to our convertible notes payable that we issued in connection with our acquisition of Augmentix and other financing charges.

Benefit for income taxes

We recorded a provision for income taxes of $14,000 during the first quarter of 2009 and an income tax benefit of $0.2 million during the first quarter of 2008. Our effective tax rate was approximately 0% and 4% for the first quarter of 2009 and 2008, respectively. For the first quarter of 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35% primarily due to recording an increase in the valuation allowance against our net deferred tax assets. Management has determined that there is substantial doubt we will realize the majority of the benefit of our net deferred tax asset.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital of $20.0 million, including $12.0 million of cash, cash equivalents and investments, compared to working capital of $23.0 million, including $17.3 million of cash, cash equivalents and investments, as of December 31, 2008. In addition to our working capital, we held approximately $7.1 million and $7.3 million in long-term investments at March 31, 2009 and December 31, 2008, respectively.

Our long-term investments consist of tax-exempt ARS, which have a long-term maturity with the interest rate being reset to the maximum rate according to the applicable investment offering document. During the first quarter of 2008, auctions for certain of these securities began to fail. As of March 31, 2009, we held approximately $6.5 million of ARS. The underlying collateral of our ARS consists primarily of student loans, of which 68% are guaranteed by the federal government as part of the FFELP. The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 32% of our ARS are private loans, of which 85% are insured. During the first quarter of 2009, approximately $0.2 million of our ARS was called at par by the issuer. As of March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans of 75% of the market value of our ARS until June 30, 2010. In connection with this settlement, we recorded a gain of approximately $0.7 million in other expense related to the change in fair value of our put option. See Note 4, “Investments,” for additional information.

In order to produce our rugged notebook and server solutions, we leverage select components and materials from Dell. This includes elements such as main logic boards, memory, base LCDs, and power supplies, among other components and materials. We leverage the logistics and supply chain so that we have continuity of supply. Additional elements, such as chassis, thermal systems, optical enhancements, and other rugged elements, are procured from contracted vendors.

Historically, we consigned components to our manufacturing partners to be utilized in the production of finished goods, and we included these components in inventory on our balance sheet as of December 31, 2008. We continue to procure these components, but beginning in the first quarter of 2009, our manufacturing partners began taking title to these components upon transfer from us. As a result, these components are not reflected in inventory as of March 31, 2009, and accounts receivable reflects amounts owed to us of $3.6 million related to this transfer of inventory. These transfers are done at cost and we do not record revenue for the transfer of components.

Net cash used in operating activities was $4.7 million and $7.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash used in operating activities was primarily due to a decrease in net loss of approximately $0.8 million and a net reduction of $1.5 million in cash used for operating assets and liabilities.

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2009, compared to $6.8 million provided by investing activities for the three months ended March 31, 2008. The decrease in net cash provided by investing activities was due primarily to $0.2 million of proceeds from sales and maturities of investments in the first quarter of 2009, as compared to $7.4 million of proceeds from sales and maturities of investments, net of purchases, in the first quarter of 2008.

Net cash used in financing activities during the three months ended March 31, 2009 was $14,000 and primarily related to the purchase of our common stock as part of our stock repurchase program and payments on our capitalized lease obligation. Net cash used in financing activities during the three months ended March 31, 2008 was $68,000 and primarily related to the purchase of our common stock as part of our stock repurchase program.

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance to this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of March 31, 2009, we had this required amount on deposit.

We incurred negative cash flows from operations in 2008 and the first quarter of 2009. In order to improve profitability and enhance cash flow, we decided to shift our focus away from commodity component markets towards vertical computing segments. As a result, on December 17, 2008, we announced our plan to terminate manufacturing of our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. Based on these changes in our business operations, we believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Revenue Recognition and Presentation. Until March 31, 2009, our Memory Solutions business engaged in transactions where we sold consigned inventory to third parties and where we provided licensees with inventory. Additionally, our Rugged Technology Solutions business purchases inventory for resale to our manufacturing partners. We evaluate these transactions and determined if the costs and revenue should be presented on a gross or net basis. In making this determination, we primarily considered if: (1) we did not add value to the inventory through our manufacturing processes, (2) we did not take risk of ownership of the inventory and (3) our net revenue from the transaction is predefined. In situations where these conditions were met, we net the expense of the components against the revenue from the transaction. For the three months ended March 31, 2009 and 2008, we recorded approximately $0 and $0.5 million, respectively in consigned inventory sales, net of cost.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies and to require those disclosures in all interim financial statements. This pronouncement is effective for interim periods ending after June 15, 2009; however, early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 to provide guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures for such instruments. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, however, early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4 to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In June 2008, the FASB issued EITF 07-5 to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock.” This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not impact our financial position, results of operations, cash flows or disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1 to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. In addition, this FSP provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This pronouncement was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not impact our financial position, results of operations, cash flows or disclosures.

In May 2008, the FASB issued FSP APB 14-1 to clarify that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” This FSP states that issuers of convertible debt instruments that may be settled in cash upon conversion should account for the liability and equity components separately. This pronouncement was effective for financial instruments issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not impact our financial position, results of operations, cash flows or disclosures.

Subsequent Events

In connection with closing our manufacturing facility in Mexico, we terminated most of our remaining employees in the fourth quarter of 2008 and the first quarter of 2009, all of whom signed a release of claims in exchange for severance. Approximately 100 of these former employees filed a legal action against us with the Labor Board in Reynosa, claiming that we did not pay them their full severance amounts as required by Mexican law. We agreed to pay the additional severance, and entered into a settlement agreement on April 23, 2009 in which we agreed to pay approximately $0.2 million.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. At March 31, 2009, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. From time to time, we may have amounts on deposit with financial institutions that are in excess of the federally insured limit of $250,000; however, the majority of our deposits are held in accounts insured by the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides an unlimited guarantee through December 31, 2009. We have not experienced any losses on deposits of cash and cash equivalents.

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

Our long-term investments include approximately $6.5 million in ARS. During the first quarter of 2008, auctions for certain of these securities began to fail. The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our ARS has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. See Note 4, “Investments,” for additional information.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this quarterly report, and concluded that our disclosure controls and procedures, excluding the controls performed at our Augmentix subsidiary, were effective for this purpose. This assessment excluded the controls performed at our Augmentix subsidiary because we acquired it in the second half of 2008. Augmentix’s total assets and total revenue represented approximately 46% of our total assets and 73% of our total revenue, respectively, as of March 31, 2009. While we are addressing Augmentix’s controls and procedures, we are permitted to exclude an acquisition for our assessment if, among other circumstances and factors, there is not adequate time between the closing date of the acquisition and the assessment date to assess its internal controls.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Currently, we are not involved in any material legal proceedings. However, from time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims or requested concessions we may agree to in the interest of maintaining business relationships.

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

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following additional factors:

•	the timing and volume of sales of our products;

•	market demand for, and changes in the average sales prices of, our products and technologies;

•	a shortage of critical parts, which may negatively impact our ability to fulfill customer orders;

•	fluctuating demand for, and life cycles of, our products;

•	changes in our relationship with Dell, our largest customer with which we have an exclusive sales and marketing agreement regarding certain ruggedized computer notebook products;

•	inconsistency in forecasts provided to us by Dell, resulting in increased inventory exposure as we build to the current Dell forecast;

•	decreases in military spending and the budgets of federal, state and local agencies, impacting sales of our ruggedized products;

•	the failure of our ruggedized products to meet the military specification MIL-STD-810F, which is the required specification for products to be considered rugged;

•	operational risks from our reliance on suppliers, subcontractors and third-party manufacturers for the production of ruggedized products;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to have manufactured and shipped products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technologies;

•	changes in our products and technologies;

•	seasonal purchasing patterns for our products, with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute products and technologies;

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

We believe our future success will depend in large part upon our relationships with key Dell personnel. If any of these key personnel leave their current positions with Dell, this could jeopardize our future relationship with Dell, as well as delay the development and introduction of, and negatively impact our ability to sell, our ruggedized notebook products.

We rely on Dell to purchase products from our inventory hub so that we can receive payment for our products. If Dell does not take possession of these products, we will not be paid, which could materially and adversely affect our business, financial condition and results of operations.

We stock certain of our products in a hub based on a forecast from Dell, from which Dell purchases products and pays us after taking possession. This arrangement allows us to receive payment for these products on a regular basis, so that we can pay our suppliers on a timely basis without significant exposure to our working capital. If we stock our hub but Dell does not purchase our products, this could result in an increase in our inventory levels, as well as an increase in our working capital exposure, since we will be required to pay our suppliers prior to receiving payment from Dell. This change could materially and adversely affect our business, financial condition and results of operations. In the future, our supply chain with Dell may change, which could impact our inventory levels, our working capital exposure, as well as our cash position.

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

However, NASDAQ suspended compliance with the minimum bid price rule, and as a result, we now have until the third quarter of 2009, to comply with this requirement. If we are not able to comply, we may request stockholder approval to effect a reverse stock split, with the intent to comply with NASDAQ’s requirements and remain listed.

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

We believe that the strength of our intellectual property rights is, and will continue to be, important to the success of our business. If any of our key patents or other intellectual property rights are invalidated or deemed unenforceable, if a court limits the scope of the claims in any of our key patents or other intellectual property rights, if we fail to protect our intellectual property or unknowingly develop products based on the intellectual property of third parties, our business could be adversely affected. We indemnify Dell and other customers for patent infringement, so in the event an infringement claim is made with respect to the notebooks we sell to Dell or other products sold to customers, if we cannot defend against the claim made, we may have to refund to Dell and other customers the purchase price of the products sold, as well as defend against the infringement claim. In addition, if we do not protect our proprietary rights, the likelihood that companies will continue to license our memory solutions could be significantly reduced. If we fail to obtain patents or if the patents issued to us do not cover all of the claims we asserted in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. The results of the factors set forth above could significantly harm our business, financial condition and results of operations.

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

In accordance with generally accepted accounting principles, we periodically evaluate the recoverability of all of our intangible assets when indicators of impairment exist. The following factors may result in an impairment of our intangible assets: significant negative industry or economic trends; disruptions to our business; declines in revenue; or other factors may result in an impairment of our intangible assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

If we experience credit losses or other collections issues, our business, financial condition and results of operations could suffer.

We have not historically recorded a bad debt allowance or established reserves for our accounts receivable because we did not have significant credit losses or other collections issues during the periods for which financial information is presented. However, we now have a bad debt allowance due to the bankruptcy of a large memory business customer. Although we do not believe that we will incur any additional material credit losses in the foreseeable future, if we were to do so, our financial condition and results of operations could be harmed.

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

As discussed in Note 4 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, our investment securities consist of ARS, which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our ARS will impact our ability to fund our ongoing business operations. However, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. During October 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our ARS to them at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012.

The failure of any bank in which we deposit our funds could impair our operations.

We have approximately $19.1 million in cash, cash equivalents, investments and long-term investments with major financial institutions. The current banking crisis may place our deposits with our banks at risk and the FDIC deposit insurance will not be sufficient to cover any potential loss arising from a bank failure. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash, cash equivalents and investments could impair our operations.

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

Because we sell our services and technologies worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States as a percentage of our total revenue was 1% during the three months ended March 31, 2009, 18% in 2008 and 18% in 2007. International turmoil, exacerbated by the war in Iraq, the escalating tensions in North Korea and violence in the Middle East, have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted the worldwide economy. As we ship products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price is volatile.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January	7,967	$0.28	7,967	Approx. $6.8 million
February	6,913	$0.22	6,913	Approx. $6.8 million
March	24,993	$0.15	24,993	Approx. $6.8 million

Total	39,873	$0.19	39,873

(1)	On February 2, 2006, our Board of Directors renewed our existing $15.0 million stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Certificate of Ownership and Merger	8-K	000-50533	3.1	2/27/08

3.3	Amended and Restated Bylaws	10-Q	000-50553	3.3	5/15/08

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

/s/ Stephan B. Godevais
Stephan B. Godevais
President and Chief Executive Officer
Date: May 13, 2009

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: May 13, 2009