Form 10-Q
period 2009-06-30
ENTORIAN TECHNOLOGIES INC
filed 2009-08-14
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 000-50553

ENTORIAN TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2354935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4030 West Braker Lane, Austin, TX 78759

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(512) 334-0111

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 30, 2009, was 46,807,486.

ENTORIAN TECHNOLOGIES INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED JUNE 30, 2009

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,109	$15,651
Investments	8,859	1,639
Accounts receivable, net of allowance of $79 in 2009 and $597 in 2008	11,511	5,256
Inventories	4,789	5,018
Prepaid expenses	406	510
Income tax recoverable	1,645	1,571
Deferred tax asset	274	271
Other current assets	1,804	1,592

Total current assets	38,397	31,508
Property, plant and equipment, net	3,554	4,439
Long-term investments	—	7,337
Other intangible assets, net	9,345	10,611
Other assets	79	81

Total assets	$51,375	$53,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,091	$4,995
Accrued compensation	499	1,951
Accrued liabilities	1,579	1,490
Deferred revenue	522	45

Total current liabilities	14,691	8,481
Other accrued liabilities	143	180
Deferred tax liabilities	170	170
Convertible notes payable	3,633	3,847
Related party convertible notes payable	6,428	6,805
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 shares authorized at June 30, 2009 and December 31, 2008; 53,394,109 shares and 53,362,815 shares issued at June 30, 2009 and December 31, 2008, respectively	53	53
Additional paid-in capital	149,998	149,375
Treasury stock, at cost; 6,586,623 shares and 6,466,904 shares at June 30, 2009 and December 31, 2008, respectively	(25,883)	(25,850)
Accumulated other comprehensive income	11	26
Accumulated deficit	(97,869)	(89,111)

Total stockholders’ equity	26,310	34,493

Total liabilities and stockholders’ equity	$51,375	$53,976

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue:
Product	$6,928	$7,677
License	822	1,236

Total revenue	7,750	8,913
Cost of revenue:
Product (1)	6,026	8,382
Amortization of acquisition intangibles	626	603
Impairment of acquisition intangibles	—	160

Total cost of revenue	6,652	9,145

Gross profit (loss)	1,098	(232)
Operating expenses:
Selling, general and administrative (1)	2,829	2,727
Research and development (1)	2,107	1,093
Restructuring	120	214
Amortization of acquisition intangibles	35	167
Goodwill impairment	(159)	—

Total operating expenses	4,932	4,201

Loss from operations	(3,834)	(4,433)
Other income (expense):
Interest income	42	352
Interest expense	(194)	(3)
Other, net	269	29

Total other income, net	117	378

Loss before income taxes	(3,717)	(4,055)
Provision (benefit) for income taxes	22	(52)

Net loss	$(3,739)	$(4,003)

Loss per share:
Basic	$(0.08)	$(0.09)

Diluted	$(0.08)	$(0.09)

Shares used in computing loss per share:
Basic	46,842	46,763
Diluted	46,842	46,763

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$3	$84
Selling, general and administrative expense	$272	$494
Research and development expense	$57	$111

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Six Months Ended June 30,
	2009	2008
Revenue:
Product	$19,871	$14,889
License	918	2,636

Total revenue	20,789	17,525
Cost of revenue:
Product (1)	15,590	17,295
Amortization of acquisition intangibles	1,252	1,191
Impairment of acquisition intangibles	—	160

Total cost of revenue	16,842	18,646

Gross profit (loss)	3,947	(1,121)
Operating expenses:
Selling, general and administrative (1)	6,027	6,956
Research and development (1)	4,293	2,397
Restructuring	2,437	214
Amortization of acquisition intangibles	70	353
Goodwill impairment	(159)	—

Total operating expenses	12,668	9,920

Loss from operations	(8,721)	(11,041)
Other income (expense):
Interest income	120	858
Interest expense	(317)	(6)
Other, net	196	57

Total other income (expense), net	(1)	909

Loss before income taxes	(8,722)	(10,132)
Provision (benefit) for income taxes	36	(267)

Net loss	$(8,758)	$(9,865)

Loss per share:
Basic	$(0.19)	$(0.21)

Diluted	$(0.19)	$(0.21)

Shares used in computing loss per share:
Basic	46,868	46,750
Diluted	46,868	46,750

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$11	$167
Selling, general and administrative expense	$468	$968
Research and development expense	$145	$231

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,758)	$(9,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment of intangibles	2,559	3,654
Stock-based compensation expense	624	1,366
Other non-cash charges	158	183
Deferred income taxes	(4)	(6)
Net change in operating assets and liabilities	(620)	(3,200)

Net cash used in operating activities	(6,041)	(7,868)

Cash flows from investing activities:
Purchases of investments	—	(4,418)
Sales and maturities of investments	200	20,381
Additions to property, plant and equipment	(1,077)	(834)
Proceeds from sale of equipment	570	5
Patent application costs	(149)	(198)

Net cash provided by (used in) investing activities	(456)	14,936

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	84
Share repurchases	(34)	(150)
Payments on capitalized lease obligations	(11)	(10)

Net cash used in financing activities	(45)	(76)

Net increase (decrease) in cash and cash equivalents	(6,542)	6,992
Cash and cash equivalents at beginning of period	15,651	34,013

Cash and cash equivalents at end of period	$9,109	$41,005

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Entorian Technologies Inc. (we, us, our), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. In addition, operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.

Following our acquisition of Augmentix Corporation (Augmentix) on July 14, 2008, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. Subsequently, as a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions. See Note 9, “Augmentix Corporation Acquisition,” for additional information regarding our Augmentix acquisition.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009.

Concentration of Risk

Until our acquisition of Augmentix, we derived nearly all of our revenue from sales or licenses of our Stakpak and memory module solutions. In the first quarter of 2009, we terminated our memory solutions manufacturing business and now are focusing on our Rugged Technology Solutions business, which derives nearly all of its revenue from sales to Dell. For the three and six months ended June 30, 2009, Dell accounted for approximately 78% and 65%, respectively, of our total revenue. We expect these sales to continue to account for a substantial portion of our total revenue in the foreseeable future.

In addition, we have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. Approximately $6.3 million of our accounts receivable balance at the end of the quarter was with this third party. This was partially offset by a balance of $5.3 million in accounts payable due to this third party for the production of finished goods and inventory delivered by the manufacturer relating to certain of our products at June 30, 2009. As our sales increase, these amounts will increase, which will also increase the risk to us. We are exploring ways to minimize our risk with respect to this relationship. If we are not able to do so, we may restructure this relationship to reduce the risks we face.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168). This pronouncement establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to non-governmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. SFAS 168 is effective for interim or annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This pronouncement was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations, cash flows or disclosures. See Note 18, “Subsequent Events,” for additional information.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FAS 107-1 and APB 28-1), to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies and to require those disclosures in all interim financial statements. This pronouncement was effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), to provide guidance in determining whether impairments in debt securities are other than temporary, and to modify the presentation and disclosures for such instruments. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (FSP FAS 157-4), to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

2.	Fair Value Measurements

On January 1, 2009, we adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), for our non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial and non-financial assets (in thousands):

	Fair Value at June 30, 2009	Fair Value Measurements at June 30, 2009 Using:
Description		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$1,608	$1,608	$—	$—
Trading securities	6,733	—	—	6,733
Put option on trading securities	518	—	—	518
Assets held for sale	172	—	172	—

	$9,031	$1,608	$172	$7,251

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$7,337
Transfers in to (out of) Level 3	—
Net gain included in other income (expense)	114
Purchases, issuances and settlements	(200)

Balance at June 30, 2009	$7,251

We have included our investments related to auction rate securities (ARS) of approximately $6.7 million, or 92% of par value, and our put option of $0.5 million, respectively, in the Level 3 category. See Note 4, “Investments,” for additional information regarding our auction rate securities.

As a result of our decision to close our operations in Reynosa, Mexico, we decided to sell approximately $0.8 million in fixed assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. During the three months ended March 31, 2009, we recorded an impairment charge of approximately $0.4 million related to our assets held for sale based on quoted market prices for similar assets. Also, during the second quarter of 2009, we sold various assets recorded as assets held for sale with a net book value of approximately $0.2 million for a net gain of approximately $0.3 million.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. During November 2008, we accepted a settlement offer from one of our investment providers to sell, at par value, our ARS at any time during a two-year period beginning June 30, 2010 and ending July 2, 2012. In connection with this settlement, we elected to account for the put option related to our ARS under SFAS 159. During the six months ended June 30, 2009, we recorded a net loss of $0.1 million in Other income (expense) related to the change in fair value of our put option.

3.	Accounts Receivable, net

The following are the components of accounts receivables (in thousands):

	June 30,	December 31,
	2009	2008
Gross accounts receivable	$11,590	$5,853
Allowance for doubtful accounts	(79)	(597)

	$11,511	$5,256

The increase in our accounts receivable balance at June 30, 2009, compared to December 31, 2008, was primarily due to receivables of $7.4 million related to the sale of previously consigned inventory to our manufacturing partners. At June 30, 2009, these receivables were offset by a balance of $7.6 million in accounts payable to these manufacturing partners for the production of finished goods and inventory delivered by the manufacturer relating to certain of our products. The balance in our allowance for doubtful accounts at December 31, 2008 was primarily due to the bankruptcy of a large memory business customer. We wrote off the associated receivable and allowance for doubtful accounts during the second quarter of 2009.

4.	Investments

As of June 30, 2009, we held approximately $6.7 million in ARS at 92% of par value and $0.5 million in a put option, which are classified as short-term investments in the Level 3 category.

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

Our ARS have historically traded at par and are callable at par at the option of the issuer. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate according to the applicable investment offering document. As of June 30, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. Based on this assessment of fair value, as of June 30, 2009, we determined there was an increase in the fair value of our ARS of approximately $0.1 million during the six months ended June 30, 2009.

As of June 30, 2009, the maximum auction rates for our ARS ranged from 0.5% to 1.1%. Through June 30, 2009, we have continued to receive interest payments on our ARS in accordance with their terms and believe we will continue to receive interest payments as long as we hold these securities. During the six months ended June 30, 2009, approximately $0.2 million of our ARS was called at par by the issuer.

During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell them to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans of 75% of the market value of our ARS until June 30, 2010. As a result of accepting this offer, during 2008 we transferred our ARS from available-for-sale to trading as allowed under SFAS 115 and reclassified approximately $0.9 million from other comprehensive loss to other expense. In addition, upon acceptance of this settlement, we recorded the estimated fair value of the put option of approximately $0.7 million, which was classified as long-term investments in the Level 3 category, and elected to apply the fair value provisions of SFAS 159 to this put option. We will recognize future changes in the fair value of the ARS and the put option in the statement of operations. The fair value adjustments to the ARS and the put option will largely offset and should result in a minimal net impact to the statement of operations in future periods. As of June 30, 2009, we reclassified our ARS and related put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010.

Trading Securities

Our trading securities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Estimated Fair Value	Net Realized Loss	Estimated Fair Value	Net Realized Loss
Auction rate securities	$6,733	$(592)	$6,662	$(863)

Total trading securities	$6,733	$(592)	$6,662	$(863)

Net losses on our ARS that we classified as trading securities held at the reporting date were $0.6 million and $0.9 million as of June 30, 2009 and December 31, 2008, respectively.

Available-for-Sale Securities

Our available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss). Realized gains and losses are recognized based on the specific identification method.

The amortized cost, net unrealized gains and losses and estimated fair value of our available-for-sale securities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
June 30, 2009
Municipal bonds	$1,596	$12	$—	$1,608

	$1,596	$12	$—	$1,608

December 31, 2008
Municipal bonds	$1,613	$26	$—	$1,639

	$1,613	$26	$—	$1,639

Net unrealized gains at June 30, 2009 and December 31, 2008 were the result of fluctuations in the current market value of our available-for-sale securities in the marketplace.

Maturities of investment securities classified as available-for-sale at June 30, 2009 and December 31, 2008 by contractual maturity are shown below (in thousands). Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	June 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$—	$—	$—	$—
Between 1 and 5 years	—	—	—	—
Between 5 and 10 years	1,596	1,608	1,613	1,639
After 10 years	—	—	—	—

	$1,596	$1,608	$1,613	$1,639

During the three and six months ended June 30, 2009, we did not sell any of our investment securities held as available-for-sale. We sold approximately $8.6 million and $20.4 million in investment securities held as available-for-sale during the three and six months ended June 30, 2008, respectively.

5.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	June 30, 2009	December 31, 2008
Raw materials	$2,394	$4,849
Work in process	—	—
Finished goods	2,395	169

	$4,789	$5,018

The decrease in our inventory balance at June 30, 2009, compared to December 31, 2008, was primarily driven by the decision to exit manufacturing activities of our Memory Solutions business during the first quarter of 2009, the transition to a new product platform and the sale of previously consigned inventory to our manufacturing partners. At June 30, 2009 and December 31, 2008, our reserve for excess, slow-moving and obsolete inventory was approximately $0.1 million and $3.0 million, respectively. The decrease in our reserve for excess, slow-moving and obsolete inventory at June 30, 2009, compared to December 31, 2008, was primarily due to the final disposal of our memory inventory.

6.	Property, Plant and Equipment

As a result of our decision to implement a new enterprise resource planning (ERP) system during the second quarter of 2009, we reviewed the remaining useful life related to our office equipment and software associated with our legacy system. Based on that review, we determined the remaining useful life for our office equipment and software related to our legacy system did not extend beyond March 31, 2009 and recorded additional depreciation of approximately $0.3 million, or $0.01 per share, during the six months ended June 30, 2009.

In addition, as a result of our decision to close our operations in Reynosa, Mexico, we decided to sell approximately $0.8 million in fixed assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. During the three months ended March 31, 2009, we recorded an impairment charge of approximately $0.4 million related to our assets held for sale based on quoted market prices for similar assets, which we recorded in Restructuring expense. Also, during the first quarter of 2009, we recorded a provision of approximately $0.5 million related to certain fixed assets no longer used in manufacturing, which we recorded in Restructuring expense. During the second quarter of 2009, we sold various assets recorded with a net book value of approximately $0.2 million for a net gain of approximately $0.3 million. These assets were recorded as assets held for sale.

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

We recorded a provision for income taxes of $36,000 during the six months ended June 30, 2009 and an income tax benefit of $0.3 million during the six months ended June 30, 2008. The provision for the six months ended June 30, 2009 reflected our estimated annual effective tax rate of 0%. The provision for the six months ended June 30, 2008 reflected an estimated annual effective tax rate of 3%.

For the six months ended June 30, 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to recording an increase in the valuation allowance against our net U.S. deferred tax assets as there is substantial doubt we will realize the majority of the benefit of our net deferred tax asset.

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

We had no liability for unrecognized tax benefits at December 31, 2008 or June 30, 2009.

8.	Restructuring

During the fourth quarter of 2008, we recorded restructuring expense of $2.7 million due to a workforce reduction of approximately 180 positions as a result of our plan to close manufacturing activities for our Memory Solutions business. During the first quarter of 2009, we completed closing our manufacturing activities, resulting in an additional accrual of approximately $1.9 million. This additional charge that we recorded during the six months ended June 30, 2009 included approximately $1.5 million related to employee severance expenses and $0.4 million related to exiting one of our facilities located in Austin, Texas. In addition, during the six months ended June 30, 2009, we recorded a restructuring charge of $0.5 million related to certain fixed assets no longer used in manufacturing. The following table details the changes in the related restructuring accrual (in thousands) during the first six months of 2009:

	Severance	Facility	Total
Restructuring accrual at December 31, 2008	$833	$—	$833
Restructuring expenses accrued	1,473	394	1,867
Payments of restructuring expenses	(1,963)	(47)	(2,010)

Restructuring accrual at June 30, 2009	$343	$347	$690

9.	Augmentix Corporation Acquisition

On July 14, 2008, we acquired all of the outstanding ownership interests in Augmentix, a provider of rugged computing solutions. We paid approximately $23.5 million in cash and approximately $10.7 million in convertible notes, subject to a post-closing adjustment based on Augmentix’s working capital and transaction costs. Effective June 3, 2009, we finalized the post-closing working capital adjustment. The result was an adjustment to the working capital in our favor of approximately $0.6 million and a corresponding reduction to Goodwill impairment expense of approximately $0.2 million. The convertible notes were reduced from approximately $10.7 million to approximately $10.1 million.

Our acquisition of Augmentix was a transaction between commonly controlled entities, as our majority owner, Austin Ventures, also owned approximately 55% of the outstanding equity securities of Augmentix (on an as-converted to common stock basis). As a result of the acquisition, Austin Ventures received approximately $15.1 million in cash and convertible notes.

We included Augmentix’s results of operations in our consolidated results subsequent to the acquisition date, which was July 14, 2008.

10.	Convertible Notes Payable

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to certain stockholders of Augmentix. Effective June 3, 2009, we finalized the post-closing working capital adjustment as set forth in the merger agreement. The result was an adjustment to the working capital in our favor of approximately $0.6 million. The convertible notes were reduced from approximately $10.7 million to approximately $10.1 million. Interest payments are due each January 31 and July 30, with the principal due on December 31, 2010. The former Augmentix stockholders have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $2.50 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of Entorian or (iii) the redemption of all of the outstanding principal amount of the notes. At any time subsequent to the issuance of the convertible notes, we have the right to redeem the notes for the redemption amount, which is equal to the outstanding principal balance plus accrued interest, with at least 30 days prior written notice. As of June 30, 2009, the fair value of our convertible notes was approximately $9.3 million, and these notes were convertible into approximately 4.1 million shares of common stock.

On July 21, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), we had 180 calendar days from the date of the NASDAQ letter, or until January 20, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. NASDAQ suspended compliance with the minimum bid price rule, and as a result, we now have until November 4, 2009, to comply with this requirement. If we are not able to comply, we may request stockholder approval to effect a reverse stock split or we may delist from NASDAQ. If we do not regain compliance, NASDAQ will delist our common stock.

In addition, NASDAQ requires that the market value of publicly held shares be at least $5.0 million. As of August 12, 2009, the market value of our publicly held shares was approximately $3.7 million. If necessary, we could issue additional shares to increase the value of our publicly held shares. Should NASDAQ notify us that we are deficient in meeting this requirement, we would have 90 days to comply.

Given these factors, our Board of Directors may decide to delist from NASDAQ. If our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes, which could result in the noteholders requiring payment in full of the principal balance and interest of the notes. In addition, given the ongoing costs associated with public reporting, we may take actions to deregister our shares under the Exchange Act.

11.	Letter of Credit

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance with this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of June 30, 2009, we had this required amount on deposit.

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

Currently we are not involved in any material legal proceedings. However, from time to time, we may be subject to legal proceedings, claims in the ordinary course of business, claims in foreign jurisdictions where we operate, and non-contractual customer claims we may agree to in the interest of maintaining business relationships.

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

13.	Common Stock

As of June 30, 2009 and December 31, 2008, we had 53,394,109 and 53,362,815 shares of common stock issued, respectively.

During the first six months of 2009, we purchased 119,719 shares of our common stock under our stock repurchase program at a total cost of approximately $34,000. As of June 30, 2009, we may purchase up to an additional $6.7 million of our stock under this program.

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

Information with respect to stock option activity for the six months ended June 30, 2009 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	10,106,816	$1.72
Granted	54,000	$0.21
Exercised	(10,750)	$0.01
Cancelled or forfeited	(1,548,013)	$3.25

Outstanding at June 30, 2009	8,602,053	$1.44	7.3	$381

Options exercisable at June 30, 2009	3,066,077	$2.90	3.7	$31

As of June 30, 2009, there was approximately $2.1 million of unrecognized compensation cost related to outstanding stock options, which we expect to recognize over a weighted average period of 3.1 years. For the six months ended June 30, 2009 and 2008, the total intrinsic value of exercised stock options was approximately $2,000 and $0.1 million, respectively.

For grants issued during the six months ended June 30, 2009 and 2008, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Expected volatility	96.5%	64.3%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.8	7.0
Risk-free interest rate	2.3%	3.8%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the options. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the six months ended June 30, 2009 and 2008 was $0.16 and $0.82, respectively. During the three and six months ended June 30, 2009, we recorded share-based compensation expense for options of approximately $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2008, we recorded share-based compensation expense for options of approximately $0.5 million and $0.9 million, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, restricted stock units (RSUs), bonus stock and dividend equivalents to eligible employees. As of June 30, 2009, we had 800,000 authorized shares under this plan. RSUs vest over a four-year period.

Information with respect to RSU activity for the six months ended June 30, 2009 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	147,803	$5.59
Granted	—	$—
Vested	(29,875)	$5.76
Forfeited	(52,772)	$5.61

Outstanding at June 30, 2009	65,156	$5.49

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and six months ended June 30, 2009, RSU compensation expense was $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2008, RSU compensation expense was $0.2 million and $0.4 million, respectively.

15.	Accumulated Other Comprehensive Income

The components of our accumulated other comprehensive income were as follows (in thousands) at the respective dates:

	June 30, 2009	December 31, 2008
Unrealized gain on investment securities, net of tax	$11	$26

Accumulated other comprehensive income	$11	$26

The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Net loss	$(3,739)	$(4,003)
Change in unrealized loss on investment securities, net of tax	(11)	(351)

Comprehensive loss, net of tax	$(3,750)	$(4,354)

	Six Months Ended June 30,
	2009	2008
Net loss	$(8,758)	$(9,865)
Change in unrealized loss on investment securities, net of tax	(15)	(742)

Comprehensive loss, net of tax	$(8,773)	$(10,607)

16.	Loss Per Share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Three Months Ended June 30,
	2009	2008
Numerator:
Net loss	$(3,739)	$(4,003)

Denominator:
Weighted average common shares outstanding	46,842	46,763
Less: Weighted average common shares subject to repurchase	—	—

Total weighted average common shares used in computing basic loss per share	46,842	46,763
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,842	46,763

Loss per share:
Basic	$(0.08)	$(0.09)

Diluted	$(0.08)	$(0.09)

	Six Months Ended June 30,
	2009	2008
Numerator:
Net loss	$(8,758)	$(9,865)

Denominator:
Weighted average common shares outstanding	46,868	46,750
Less: Weighted average common shares subject to repurchase	—	—

Total weighted average common shares used in computing basic loss per share	46,868	46,750
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	46,868	46,750

Loss per share:
Basic	$(0.19)	$(0.21)

Diluted	$(0.19)	$(0.21)

17.	Segment Information

We determine our operating segments in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Following our acquisition of Augmentix, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. Subsequently, as a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions. Our chief operating decision maker currently reviews our operating results using consolidated financial information to assess financial performance and to allocate resources. Our Memory Solutions segment produced advanced module and system-level technologies for demanding high-reliability and high-performance markets. Our Rugged Technology Solutions segment produces rugged computing technologies.

18.	Subsequent Events

We have evaluated subsequent events through August 14, 2009, the filing date of this Quarterly Report on Form 10-Q. During July 2009, a portion of one of our auction-rate securities was called at par by the issuer for $0.2 million.

We entered into a lease agreement with Invensys Electronica Reynosa, S. de R.L. de C.V. to lease our manufacturing facility in Reynosa, Mexico, effective July 31, 2009. The lease has a term of five years, with two renewal periods of five years each. Invensys may terminate the lease after the third year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations and beliefs regarding the following: fulfilling our minimum purchase requirement within the agreed-upon time frame with respect to a minimum purchase agreement we entered into with one of our suppliers; our future success will depend in large part upon our relationships with key Dell personnel; our sales to Dell will continue to account for a substantial portion of our total revenue in the foreseeable future; the lack of significant credit losses from our customers; our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations in 2009, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program for at least the next 12 months; the current liquidity issues related to our auction rate securities will not impact our ability to fund our ongoing business operations; we will continue to receive interest payments as long as we hold the auction rate securities; our facilities are suitable and adequate to meet our current operating needs; a ten percent change in interest rates will not have a significant impact on our interest income; the strength of our intellectual property rights is, and will continue to be, important to the success of our business; our revenue recognition with respect to Samsung’s claim has been appropriate; our future success will depend upon our ability to attract and retain personnel; and our adoption of SFAS 168 will not have a material impact on our financial position, results of operations, cash flows or disclosures. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

On July 14, 2008, we acquired Augmentix Corporation. Augmentix primarily re-engineers and “ruggedizes” certain Dell products to provide solutions with the latest technologies, high performance levels, enhanced functionality and reliability, and the potential for a low total cost of ownership for mission-critical, rugged computing solutions. As a result of this acquisition, we reported under two segments, Memory Solutions and Rugged Technology Solutions.

On December 17, 2008, we announced our plan to close manufacturing activities of our Memory Solutions business in the first quarter of 2009. We are licensing our stacking patent portfolio and have transferred our memory and stacking customers and certain manufacturing assets to third parties. Following our acquisition of Augmentix, we decided to shift our focus away from commodity component markets towards vertical computing segments. As a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions.

We have an IP portfolio of more than 200 patents and patent applications pending, many of which relate to our now-closed memory business. We are collecting royalties under one license agreement with respect to our memory patents and are exploring other strategic alternatives with respect to these patents.

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

NASDAQ Update

On July 21, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5).

In accordance with NASDAQ Marketplace Rule 4450(e)(2), we had 180 calendar days from the date of the NASDAQ letter, or until January 20, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. NASDAQ suspended compliance with the minimum bid price rule, and as a result, we now have until November 4, 2009, to comply with this requirement. If we are not able to comply, we may request stockholder approval to effect a reverse stock split or we may delist from NASDAQ. If we do not regain compliance, NASDAQ will delist our common stock.

In addition, NASDAQ requires that the market value of publicly held shares be at least $5.0 million. As of August 12, 2009, the market value of our publicly held shares was approximately $3.7 million. If necessary, we could issue additional shares to increase the value of our publicly held shares. Should NASDAQ notify us that we are deficient in meeting this requirement, we would have 90 days to comply.

Given these factors, our Board of Directors may decide to delist from NASDAQ. In addition, given the ongoing costs associated with public reporting, we may take actions to deregister our shares under the Exchange Act.

If our common stock is delisted by NASDAQ, the trading market for our common stock would be adversely affected, as price quotations would not be readily obtainable, which would likely have a material adverse effect on the market price of our common stock and on the ability of stockholders to buy or sell our shares. In addition, if our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes of approximately $10.1 million, which could result in the noteholders requiring payment in full of the principal balance and interest of the notes. If we deregister our shares from the Exchange Act, there will be no public market for our shares.

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

Results of Operations - a comparison of the three months ended June 30, 2009 and 2008

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended June 30,
	2009	2008
Revenue:
Product	89.4%	86.1%
License	10.6	13.9

Total revenue	100.0	100.0
Cost of revenue:
Product	77.7	94.0
Amortization and impairment of acquisition intangibles	8.1	8.6

Total cost of revenue	85.8	102.6

Gross profit (loss)	14.2	(2.6)
Operating expenses:
Selling, general and administrative	36.5	30.6
Research and development	27.2	12.2
Restructuring	1.5	2.4
Amortization of acquisition intangibles	0.5	1.9
Goodwill impairment	(2.1)	—

Total operating expenses	63.6	47.1

Loss from operations	(49.4)	(49.7)
Other income, net	1.5	4.2

Loss before income taxes	(47.9)	(45.5)
Provision (benefit) for income taxes	0.3	(0.6)

Net loss	(48.2)%	(44.9)%

Total Revenue

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Product revenue	$6,928	$7,677	(9.8)%
License revenue	822	1,236	(33.5)%

Total revenue	$7,750	$8,913	(13.0)%

Our product revenue for the second quarter of 2009 was $6.9 million, a decrease of 9.8% from $7.7 million for the second quarter of 2008. License revenue for the second quarter of 2009 was $0.8 million, a decrease of 33.5% from $1.2 million for the second quarter of 2008.

The decrease in our product revenue during the second quarter of 2009, compared to the second quarter of 2008, was driven by our decision to exit memory manufacturing during the first quarter of 2009. The decrease in revenue from memory products was largely offset by revenue generated from rugged technology products as a result of the Augmentix acquisition in July 2008.

The decline in license revenue during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was due to decreased demand for stacked memory.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Dell	78%	*
SMART	11%	25%
Google	*	17%
Micron	*	15%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Gross profit (loss)	$1,098	$(232)	NA	%
Percent of total revenue	14.2%	(2.6)%

Gross profit for the three months ended June 30, 2009 was $1.1 million, or 14.2% of our total revenue, compared to a gross loss of $0.2 million, or 2.6% of our total revenue, for the three months ended June 30, 2008.

The increase in our gross profit for the three months ended June 30, 2009, compared to June 30, 2008, was primarily due to the strategic decision to shift our focus away from commodity component markets toward vertical computing segments. As a result of this decision, gross profit was enhanced by the elimination of overhead expenses associated with our memory manufacturing activities.

Selling, general and administrative expense

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Selling, general and administrative	$2,829	$2,727	3.7%
Percent of total revenue	36.5%	30.6%

Selling, general and administrative expense for the three months ended June 30, 2009 was $2.8 million, or 36.5% of total revenue. This amount reflected an increase of approximately $0.1 million, or 3.7%, compared to $2.7 million, or 30.6% of total revenue, in the three months ended June 30, 2008. For the second quarter of 2009 and 2008, selling, general and administrative expense included stock-based compensation expense of $0.3 million and $0.5 million, respectively.

The increase in selling, general and administrative expense during the second quarter of 2009, compared to the second quarter of 2008, was primarily due to the reversal of the $0.8 million liability associated with the Southland earn-out consideration during the second quarter of 2008. The resulting increase was partially offset by reduced selling and stock-based compensation expenses.

Research and development expense

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Research and development	$2,107	$1,093	92.8%
Percent of total revenue	27.2%	12.2%

Research and development expense for the three months ended June 30, 2009 was $2.1 million, or 27.2% of total revenue, which reflected an increase of $1.0 million, or 92.8%, compared with $1.1 million, or 12.2% of total revenue, for the three months ended June 30, 2008. For the second quarter of 2009 and 2008, research and development expense included stock-based compensation expense of approximately $0.1 million.

The increase in research and development expense during the second quarter of 2009, relative to the second quarter of 2008, was primarily due to increased development costs associated with the acquisition of Augmentix, partially offset by decreased costs related to our memory business.

Amortization and impairment of acquisition intangibles

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$661	$930	(28.9)%

Amortization and impairment of acquisition intangibles was $0.7 million for the three months ended June 30, 2009, which reflected a decrease of $0.3 million, or 28.9%, compared with $0.9 million for the three months ended June 30, 2008.

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

Goodwill impairment

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Goodwill impairment	$(159)	$—	(100)%

In connection with our acquisition of Augmentix, we recorded goodwill of $4.0 million, and during the fourth quarter of 2008, we conducted our annual goodwill impairment test. As a result of that test, we recorded a non-cash charge of $4.0 million for the impairment of the goodwill created by the Augmentix acquisition. Effective June 3, 2009, we finalized the post-closing working capital adjustment as set forth in the merger agreement, and that adjustment resulted in a $0.2 million recovery of certain expenditures that were included in the original goodwill. As a result of this recovery and the prior impairment of the goodwill, we recorded a reduction in goodwill impairment expense in the second quarter of 2009.

Other income, net

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Other income, net	$117	$378	(69.0)%

Other income, net for the three months ended June 30, 2009, was $0.1 million, compared to $0.4 million for the three months ended June 30, 2008.

The change in other income, net from the three months ended June 30, 2009, compared to the same period of 2008, was primarily due to a lower balance in our cash, cash equivalents and investments as a result of our Augmentix acquisition. In addition, during the second quarter of 2009, we recorded approximately $0.2 million in interest expense related to our convertible notes payable that we issued in connection with our acquisition of Augmentix and other financing charges.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $22,000 during the second quarter of 2009 and an income tax benefit of $52,000 during the second quarter of 2008. Our effective tax rate was approximately (1)% and 1% for the second quarter of 2009 and 2008, respectively. For the second quarter of 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35% primarily due to recording an increase in the valuation allowance against our net deferred tax assets. Management has determined that there is substantial doubt we will realize the majority of the benefit of our net deferred tax asset.

Results of Operations - a comparison of the six months ended June 30, 2009 and 2008

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Six Months Ended June 30,
	2009	2008
Revenue:
Product	95.6%	85.0%
License	4.4	15.0

Total revenue	100.0	100.0
Cost of revenue:
Product	75.0	98.7
Amortization and impairment of acquisition intangibles	6.0	7.7

Total cost of revenue	81.0	106.4

Gross profit (loss)	19.0	(6.4)
Operating expenses:
Selling, general and administrative	29.0	39.7
Research and development	20.7	13.7
Restructuring	11.7	1.2
Amortization of acquisition intangibles	0.3	2.0
Goodwill impairment	(0.8)	—

Total operating expenses	60.9	56.6

Loss from operations	(41.9)	(63.0)
Other income, net	0.0	5.2

Loss before income taxes	(41.9)	(57.8)
Provision (benefit) for income taxes	0.2	(1.5)

Net loss	(42.1)%	(56.3)%

Total Revenue

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Product revenue	$19,871	$14,889	33.5%
License revenue	918	2,636	(65.2)%

Total revenue	$20,789	$17,525	18.6%

Our product revenue for the six months ended June 30, 2009 was $19.9 million, an increase of 33.5% from $14.9 million for the six months ended June 30, 2008. License revenue for the six months ended June 30, 2009 was $0.9 million, a decrease of 65.2% from $2.6 million for the six months ended June 30, 2008.

The increase in our product revenue during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily due to the revenue generated from our rugged technology products, of which we had none in the first six months of 2008. This increase was partially offset by the decision to exit our memory manufacturing activities during the six months ended June 30, 2009.

The decline in license revenue during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was due to decreased demand for stacked memory.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Six Months Ended June 30,
	2009	2008
Dell	65%	*
SMART	*	21%
Micron	*	17%
Google	*	12%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Gross profit (loss)	$3,947	$(1,121)	NA	%
Percent of total revenue	19.0%	(6.4)%

Gross profit for the six months ended June 30, 2009 was $3.9 million, or 19.0% of our total revenue, compared to a gross loss of $1.1 million, or 6.4% of our total revenue, for the six months ended June 30, 2008.

The increase in our gross profit for the six months ended June 30, 2009, compared to June 30, 2008, was primarily due to the strategic decision to shift our focus away from commodity component markets towards vertical computing segments. As a result of this decision, gross profit was enhanced by the elimination of overhead expenses associated with our memory manufacturing activities.

Selling, general and administrative expense

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Selling, general and administrative	$6,027	$6,956	(13.4)%
Percent of total revenue	29.0%	39.7

Selling, general and administrative expense for the six months ended June 30, 2009 was $6.0 million, or 29.0% of total revenue. This amount reflected a decrease of approximately $0.9 million, or 13.4%, compared to $7.0 million, or 39.7% of total revenue, in the six months ended June 30, 2008. For the first six months of 2009 and 2008, selling, general and administrative expense included stock-based compensation expense of $0.5 million and $1.0 million, respectively.

The decline in selling, general and administrative expense during the first half of 2009, compared to the first half of 2008, was largely due to a legal settlement and acquisition-related expenses incurred in the first six months of 2008. In addition, lower selling and stock-based compensation expenses for the six months ended June 30, 2009 were partially offset by the reversal of the $1.1 million liability associated with the Southland earn-out consideration during the six months ended June 30, 2008.

Research and development expense

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Research and development	$4,293	$2,397	79.1%
Percent of total revenue	20.7%	13.7%

Research and development expense for the six months ended June 30, 2009 was $4.3 million, or 20.7% of total revenue, which reflected an increase of $1.9 million, or 79.1%, compared with $2.4 million, or 13.7% of total revenue, for the six months ended June 30, 2008. For the first six months of 2009 and 2008, research and development expense included stock-based compensation expense of approximately $0.1 million and $0.2 million, respectively.

The increase in research and development expense during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily due to the addition of development costs associated with our rugged technology products as a result of our acquisition of Augmentix in July 2008.

Restructuring expense

During the six months ended June 30, 2009, we recorded restructuring expense of $2.4 million as a result of the completion of our plan to close manufacturing activities of our Memory Solutions business, which we initiated during the fourth quarter of 2008. The additional charge of approximately $2.4 million included approximately $1.5 million related to employee severance expenses, $0.5 million provision related to certain fixed assets no longer used in manufacturing and $0.4 million related to exiting one of our facilities located in Austin, Texas.

Amortization and impairment of acquisition intangibles

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Amortization and impairment of acquisition intangibles	$1,322	$1,704	(22.4)%

Amortization and impairment of acquisition intangibles was $1.3 million for the six months ended June 30, 2009, a decrease of $0.4 million, or 22.4%, compared to $1.7 million for the six months ended June 30, 2008.

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

Goodwill impairment

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Goodwill impairment	$(159)	$—	(100)%

In connection with our acquisition of Augmentix, we recorded goodwill of $4.0 million, and during the fourth quarter of 2008, we conducted our annual goodwill impairment test. As a result of that test, we recorded a non-cash charge of $4.0 million for the impairment of the goodwill created by the Augmentix acquisition. Effective June 3, 2009, we finalized the post-closing working capital adjustment as set forth in the merger agreement, and that adjustment resulted in a $0.2 million recovery of certain expenditures that were included in the original goodwill. As a result of this recovery and the prior impairment of the goodwill, we recorded a reduction in goodwill impairment expense in the second quarter of 2009.

Other income (expense), net

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except %)
Other income (expense), net	$(1)	$909	NA	%

Other expense, net for the six months ended June 30, 2009, was $1,000, compared to other income, net of $0.9 million for the six months ended June 30, 2008.

The change in other income (expense), net from the six months ended June 30, 2009, compared to the same period of 2008, was primarily due to a lower balance in our cash, cash equivalents and investments as a result of our Augmentix acquisition. In addition, during the first six months of 2009, we recorded approximately $0.3 million in interest expense related to our convertible notes payable that we issued in connection with our acquisition of Augmentix and other financing charges.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $36,000 for the six months ended June 30, 2009 and an income tax benefit of $0.3 million during the six months ended June 30, 2008. Our effective tax rate was approximately 0% and 3% for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35% primarily due to recording an increase in the valuation allowance against our net deferred tax assets. Management has determined that there is substantial doubt we will realize the majority of the benefit of our net deferred tax asset.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital of $23.7 million, including $18.0 million of cash, cash equivalents and investments, compared to working capital of $23.0 million, including $17.3 million of cash, cash equivalents and investments, as of December 31, 2008. In addition to our working capital, we held approximately $0 and $7.3 million in long-term investments at June 30, 2009 and December 31, 2008, respectively.

As of December 31, 2008, our long-term investments consisted of tax-exempt ARS, which have a long-term maturity with the interest rate being reset to the maximum rate according to the applicable investment offering document. During the first quarter of 2008, auctions for certain of these securities began to fail. As of June 30, 2009, we held approximately $6.7 million of ARS. The underlying collateral of our ARS consists primarily of student loans, of which 68% are guaranteed by the federal government as part of the FFELP. The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 32% of our ARS are private loans, of which 85% are insured. During the first quarter of 2009, approximately $0.2 million of our ARS was called at par by the issuer. As of June 30, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans of 75% of the market value of our ARS until June 30, 2010. In connection with this settlement, we recorded a gain of approximately $0.7 million in other expense related to the change in fair value of our put option. As of June 30, 2009, we reclassified our ARS and put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010. See Note 4, “Investments,” for additional information.

In order to produce our rugged notebook and server solutions, we leverage select components and materials from Dell. This includes elements such as main logic boards, memory, base LCDs, and power supplies, among other components and materials. We also leverage the Dell logistics and supply chain so that we have continuity of supply. Additional elements, such as chassis, thermal systems, optical enhancements, and other rugged elements, are procured from contracted vendors.

Net cash used in operating activities was $6.0 million for the six months ended June 30, 2009, compared to $7.9 million for the six months ended June 30, 2008. The decrease in net cash used in operating activities was primarily due to a net decrease of $2.6 million in cash used for operating assets and liabilities and a $1.1 million decrease in net loss, partially offset by a $1.1 million decrease in depreciation, amortization and impairment of intangibles, and a $0.7 million decrease in stock-based compensation expense.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $14.9 million for the six months ended June 30, 2008. The change in net cash provided by investing activities was due primarily to the $15.8 million decrease in proceeds from the sale and maturities of investments, net of purchases, in the first six months of 2009, compared to the first six months of 2008, partially offset by an increase of $0.3 million in proceeds from the sale of equipment, net of purchases.

Net cash used in financing activities during the six months ended June 30, 2009 was $45,000, primarily related to the purchase of our common stock as part of our stock repurchase program for $34,000. Net cash used in financing activities during the six months ended June 30, 2008 was $76,000, primarily related to the purchase of our common stock as part of our stock repurchase program for $0.2 million, partially offset by the issuance of common stock under our employee stock plans.

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance to this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of June 30, 2009, we had this required amount on deposit.

We incurred negative cash flows from operations in 2008 and the first six months of 2009. In order to improve profitability and enhance cash flow, we decided to shift our focus away from commodity component markets towards vertical computing segments. As a result, on December 17, 2008, we announced our plan to terminate manufacturing of our Memory Solutions business in the first quarter of 2009. We will continue to receive royalties with respect to our stacking patent portfolio and have transferred our memory and stacking customers and certain manufacturing assets to third parties. Based on these changes in our business operations, we believe that our current assets, including cash and cash equivalents, investments and expected cash flow from operations, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program for at least the next 12 months. However, it is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. We cannot assure that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Manufacturing Relationship

In addition, we have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. A large percentage of our accounts receivable balance at the end of the quarter was with this third party. This was partially offset by a balance in accounts payable due to this third party for finished goods. In addition, by transferring inventory to this third party, the financial failure of this third party could freeze this inventory, preventing us from accessing it and using it for our products. As our sales increase, these amounts will increase, which will also increase the risk to us. As of June 30, 2009, our accounts receivable reflected amounts owed to us of $6.3 million related to this transfer of inventory. Additionally, our liability to our vendors for the production of finished goods and inventory delivered by the manufacturer relating to certain of our products was approximately $5.3 million. We are exploring ways to minimize our risk with respect to this relationship. If we are not able to do so, we may restructure this relationship to reduce the risks we face.

Convertible Notes

Also, if our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes of approximately $10.1 million, which could result in the noteholders requiring payment in full of the principal balance and interest of the notes.

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

Revenue Recognition and Presentation. We purchase inventory for resale to our manufacturing partners. We evaluate these transactions and determine if the costs and revenue should be presented on a gross or net basis. In making this determination, we primarily consider if: (1) we did not add value to the inventory through our manufacturing processes, (2) we did not take risk of ownership of the inventory and (3) our net revenue from the transaction is predefined. In situations where these conditions were met, we net the expense of the components against the revenue from the transaction.

Royalty revenue from our license agreements is recognized in the quarter in which our licensees report royalties to us.

Deferred Revenue. Our agreement with our largest OEM related to sales of a specific product line allows for price reductions, issued as rebates, as certain volume levels of shipments are reached. The per-unit price of lower-quantity tiers is variable above a certain minimum price, since the price can be retroactively adjusted downward if certain volume levels are satisfied. Pursuant to Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-9) Issue 6, we consider these pricing changes as a right of return and defer the amount of rebate that could occur until the end of the period when the actual volume levels are reasonably estimable. We estimate the amount of sales based on experience as well as forecasts provided by our OEM. Revenue above the fixed minimum price is deferred until the actual volume levels are achieved. The estimate is revised each reporting period and is ultimately adjusted to actual at the end of the year.

Impairment of Assets. We evaluate the recoverability of losses on long-lived assets, such as property, plant and equipment and intangible assets, when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than the carrying value of these assets, and accordingly, all or a portion of this carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of the assets to the carrying amounts. Determining the appropriate fair value model and calculating the fair value of intangible assets require the input of highly subjective assumptions, including the expected future cash flows from, and the expected life of, the intangible asset, the appropriate discount rate, future customer turnover and operating margins. The assumptions used in calculating the fair value of intangible assets represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, we could reach a different conclusion regarding whether an intangible asset is impaired and, if so, the amount of the impairment loss.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, to establish the FASB Codification as the source of authoritative GAAP recognized by the FASB to be applied to non-governmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. SFAS 168 is effective for interim or annual periods ending after September, 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our financial position, results of operations, cash flows or disclosures.

In May 2009, the FASB issued SFAS 165, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This pronouncement was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FAS 107-1 and APB 28-1, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies and to require those disclosures in all interim financial statements. This pronouncement was effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FAS 115-2 and FAS 124-2, to provide guidance in determining whether impairments in debt securities are other than temporary, and to modify the presentation and disclosures for such instruments. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

In April 2009, the FASB issued FAS 157-4, to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Subsequent Events

We have evaluated subsequent events through August 14, 2009, the filing date of this Quarterly Report on Form 10-Q. During July 2009, a portion of one of our auction-rate securities was called at par by the issuer for $0.2 million.

We entered into a lease agreement with Invensys Electronica Reynosa, S. de R.L. de C.V. to lease our manufacturing facility in Reynosa, Mexico, effective July 31, 2009. The lease has a term of five years, with two renewal periods of five years each. Invensys may terminate the lease after the third year.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. At June 30, 2009, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. From time to time, we may have amounts on deposit with financial institutions that are in excess of the federally insured limit of $250,000; however, the majority of our deposits are held in accounts insured by the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides an unlimited guarantee through December 31, 2009. We have not experienced any losses on deposits of cash and cash equivalents.

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

Our short-term investments include approximately $6.7 million in ARS. During the first quarter of 2008, auctions for certain of these securities began to fail. The funds associated with failed auctions are not expected to be accessible until June 30, 2010, or until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our ARS has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. See Note 4, “Investments,” for additional information.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this quarterly report, and concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2009, we implemented a new ERP system. In conjunction with the ERP implementation, we modified the design, operation and documentation of our internal control over financial reporting. Specifically, we modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

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

Our relationship with a third party manufacturer presents certain risks to us that could negatively affect our business, results of operations and financial condition.

We have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. A large percentage of our accounts receivable balance at the end of the quarter was with this third party. This was partially offset by a balance in accounts payable due to this third party for finished goods. In addition, by transferring inventory to this third party, the financial failure of this third party could freeze this inventory, preventing us from accessing it and using it for our products. As our sales increase, these amounts will increase, which will also increase the risk to us. We are exploring ways to minimize our risk with respect to this relationship. If we are not able to do so, we may restructure this relationship to reduce the risks we face. In the meantime, the financial failure of this third party could negatively affect our business, results of operations and financial condition.

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

The NASDAQ Stock Market notified us that the bid price of our common stock had closed below the per-share requirement for continued inclusion on NASDAQ, which could result in delisting our securities, and which could limit investors’ ability to trade in our securities and trigger repayment obligations we have regarding our outstanding notes.

On July 21, 2008, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5).

In accordance with NASDAQ Marketplace Rule 4450(e)(2), we had 180 calendar days from the date of the NASDAQ letter, or until January 20, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. NASDAQ suspended compliance with the minimum bid price rule, and as a result, we now have until November 4, 2009, to comply with this requirement. If we are not able to comply, we may request stockholder approval to effect a reverse stock split or we may delist from NASDAQ. If we do not regain compliance, NASDAQ will delist our common stock.

In addition, NASDAQ requires that the market value of publicly held shares be at least $5.0 million. As of August 12, 2009, the market value of our publicly held shares was approximately $3.7 million. If necessary, we could issue additional shares to increase the value of our publicly held shares. Should NASDAQ notify us that we are deficient in meeting this requirement, we would have 90 days to comply.

Given these factors, our Board of Directors may decide to delist from NASDAQ. In addition, given the ongoing costs associated with public reporting, we may take actions to deregister our shares under the Exchange Act.

If our common stock is delisted by NASDAQ, the trading market for our common stock would be adversely affected, as price quotations would not be readily obtainable, which would likely have a material adverse effect on the market price of our common stock and on the ability of stockholders to buy or sell our shares. In addition, if our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes of approximately $10.1 million, which could result in the noteholders requiring payment in full of the principal balance and interest of the notes. If we deregister our shares from the Exchange Act, there will be no public market for our shares.

We must successfully complete our recent ERP implementation, as well as maintain our information technology systems.

During the second quarter of 2009, we implemented a new ERP system. This implementation subjects us to inherent costs and risks associated with replacing and changing our legacy system, including our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration expenses, demands on management time and other risks of delays or difficulties in transitioning to the new system. Our ERP implementation may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of a new technology system may cause disruptions in our business operations. Our ability to mitigate existing and future disruptions could negatively affect our business, results of operations and financial condition.

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

We believe that the strength of our intellectual property rights is, and will continue to be, important to our business. If any of our key patents or other intellectual property rights are invalidated or deemed unenforceable, if a court limits the scope of the claims in any of our key patents or other intellectual property rights, if we fail to protect our intellectual property or unknowingly develop products based on the intellectual property of third parties, our business could be adversely affected. We indemnify Dell and other customers for patent infringement, so in the event an infringement claim is made with respect to the notebooks we sell to Dell or other products sold to customers, if we cannot defend against the claim made, we may have to refund to Dell and other customers the purchase price of the products sold, as well as defend against the infringement claim. In addition, if we do not protect our proprietary rights, the likelihood that companies will continue to license our memory solutions could be significantly reduced. If we fail to obtain patents or if the patents issued to us do not cover all of the claims we asserted in our patent applications, others could use portions of our intellectual property without the payment of license fees and royalties. The results of the factors set forth above could significantly harm our business, financial condition and results of operations.

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

A court invalidation or limitation of our key patents could harm our business, financial condition and results of operations.

Our patent portfolio contains some patents that are particularly significant to our ongoing license revenue. If any of these key patents are invalidated, or if a court limits the scope of the claims in any of these key patents, the likelihood that companies will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be reduced. The resulting loss in license fees and royalties could harm our business, financial condition and results of operations.

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.

In July 2008, we issued an aggregate principal amount of approximately $10.7 million in convertible notes (the “Notes”) due in 2010, which amount currently is approximately $10.1 million due to an adjustment to these notes. The level of our indebtedness, among other things, could:

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

If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the Notes mature in 2010, the holders of the Notes may require us to repurchase their Notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the Company. If we are unable to generate sufficient cash flow or are otherwise unable to make required payments, or if we fail to comply with the various requirements of the Notes, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Specifically, if our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default, which could result in the noteholders requiring payment in full of the principal balance and interest of the notes.

Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

Conversion of the Notes would dilute the ownership interests of existing stockholders.

Certain former Augmentix stockholders have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $2.50 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of the Company or (iii) the redemption of all of the outstanding principal amount of the Notes. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

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

As part of our growth and product diversification strategy, we will evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. For example, on August 31, 2007, we acquired Southland Micro Systems, a provider of memory products and services for leading OEMs, and on July 14, 2008, we acquired Augmentix, a provider of mission-critical mobile and server computing solutions for use in demanding environments. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

As discussed in Note 4 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, our investment securities consist of ARS, which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our ARS will impact our ability to fund our ongoing business operations. However, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. During October 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our ARS to them at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. As of June 30, 2009, we reclassified our ARS and related put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April	33,845	$0.26	33,845	Approx. $6.8 million
May	13,441	$0.26	13,441	Approx. $6.7 million
June	32,560	$0.34	32,560	Approx. $6.7 million

Total	79,846	$0.29	79,846

(1)	On February 2, 2006, our Board of Directors renewed our existing $15.0 million stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.

(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on April 23, 2009. Following are the results of voting on the election of directors submitted to stockholders at this meeting:

Joseph C. Aragona	For: 43,640,643	Withheld: 1,580,671

Stephan B. Godevais	For: 43,849,142	Withheld: 1,372,172

Martin J. Garvin	For: 44,987,964	Withheld: 233,350

Kevin P. Hegarty	For: 45,081,327	Withheld: 139,987

Clark W. Jernigan	For: 43,758,520	Withheld: 1,462,794

Joseph A. Marengi	For: 43,851,883	Withheld: 1,369,431

Kirshna Srinivasan	For: 43,758,520	Withheld: 1,462,794

A. Travis White	For: 45,069,827	Withheld: 151,487

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/7/05

3.2	Certificate of Ownership and Merger	8-K	000-50533	3.1	2/27/08

3.3	Amended and Restated Bylaws	10-Q	000-50553	3.3	5/15/08

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1	Lease Agreement with Invensys Electronica Reynosa, S. de R.L. de C.V., dated July 31, 2009					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

/s/ Stephan B. Godevais
Stephan B. Godevais
President and Chief Executive Officer
Date: August 14, 2009

/s/ W. Kirk Patterson
W. Kirk Patterson
Senior Vice President and Chief Financial Officer
Date: August 14, 2009