Form 10-Q
period 2009-09-30
ENTORIAN TECHNOLOGIES INC
filed 2009-11-13
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2009, was 3,893,408.

ENTORIAN TECHNOLOGIES INC.

FORM 10-Q QUARTERLY REPORT

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

ALL PERCENTAGE AMOUNTS AND RATIOS WERE CALCULATED USING THE UNDERLYING DATA IN THOUSANDS.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,536	$15,651
Investments	8,647	1,639
Accounts receivable, net of allowance of $186 in 2009 and $597 in 2008	16,585	5,256
Inventories	7,552	5,018
Prepaid expenses	500	510
Income tax recoverable	1,646	1,571
Deferred tax asset	272	271
Other current assets	443	1,592

Total current assets	38,181	31,508
Property, plant and equipment, net	3,624	4,439
Long-term investments	—	7,337
Other intangible assets, net	8,750	10,611
Other assets	111	81

Total assets	$50,666	$53,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,438	$4,995
Accrued compensation	199	1,951
Accrued liabilities	1,558	1,490
Deferred revenue	876	45

Total current liabilities	17,071	8,481
Other accrued liabilities	69	180
Deferred tax liabilities	170	170
Convertible notes payable	3,633	3,847
Related party convertible notes payable	6,428	6,805
Redeemable preferred stock; $0.001 par value; 5,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 8,333,333 shares authorized at September 30, 2009 and December 31, 2008; 4,455,970 shares and 4,446,901 shares issued at September 30, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	150,367	149,424
Treasury stock, at cost; 562,562 shares and 538,909 shares at September 30, 2009 and December 31, 2008, respectively	(25,947)	(25,850)
Accumulated other comprehensive income	1	26
Accumulated deficit	(101,130)	(89,111)

Total stockholders’ equity	23,295	34,493

Total liabilities and stockholders’ equity	$50,666	$53,976

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2009	2008
Revenue:
Product	$11,237	$17,750
License	551	713

Total revenue	11,788	18,463
Cost of revenue:
Product (1)	9,908	16,861
Amortization of acquisition intangibles	626	970
Impairment of acquisition intangibles and fixed assets	—	3,937

Total cost of revenue	10,534	21,768

Gross profit (loss)	1,254	(3,305)
Operating expenses:
Selling, general and administrative (1)	2,616	5,132
Research and development (1)	1,937	2,089
Restructuring	(133)	192
Amortization of acquisition intangibles	23	165
Impairment of acquisition intangibles	—	4,312
Goodwill impairment	—	4,952

Total operating expenses	4,443	16,842

Loss from operations	(3,189)	(20,147)
Other income (expense):
Interest income	34	218
Interest expense	(156)	(195)
Other, net	53	6

Total other income (expense), net	(69)	29

Loss before income taxes	(3,258)	(20,118)
Provision (benefit) for income taxes	2	(528)

Net loss	$(3,260)	$(19,590)

Loss per share:
Basic	$(0.84)	$(5.02)

Diluted	$(0.84)	$(5.02)

Shares used in computing loss per share:
Basic	3,897	3,904
Diluted	3,897	3,904

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$5	$97
Selling, general and administrative expense	$251	$388
Research and development expense	$66	$108

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data; unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenue:
Product	$31,107	$32,639
License	1,469	3,349

Total revenue	32,576	35,988
Cost of revenue:
Product (1)	25,500	34,156
Amortization of acquisition intangibles	1,877	2,161
Impairment of acquisition intangibles and fixed assets	—	4,097

Total cost of revenue	27,377	40,414

Gross profit (loss)	5,199	(4,426)
Operating expenses:
Selling, general and administrative (1)	8,643	12,088
Research and development (1)	6,229	4,486
Restructuring	2,303	406
Amortization of acquisition intangibles	94	518
Impairment of acquisition intangibles	—	4,312
Goodwill impairment	(159)	4,952

Total operating expenses	17,110	26,762

Loss from operations	(11,911)	(31,188)
Other income (expense):
Interest income	154	1,076
Interest expense	(473)	(201)
Other, net	249	63

Total other income (expense), net	(70)	938

Loss before income taxes	(11,981)	(30,250)
Provision (benefit) for income taxes	38	(795)

Net loss	$(12,019)	$(29,455)

Loss per share:
Basic	$(3.08)	$(7.55)

Diluted	$(3.08)	$(7.55)

Shares used in computing loss per share:
Basic	3,903	3,899
Diluted	3,903	3,899

(1) Includes stock-based compensation expense as follows:

Cost of revenue	$16	$264
Selling, general and administrative expense	$719	$1,356
Research and development expense	$211	$339

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(12,019)	$(29,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangibles	3,579	5,546
Impairment of intangibles and fixed assets	(159)	13,361
Stock-based compensation expense	946	1,961
Other non-cash charges	77	399
Net change in operating assets and liabilities	(5,043)	(5,598)

Net cash used in operating activities	(12,619)	(13,786)

Cash flows from investing activities:
Purchases of investments	—	(4,418)
Sales and maturities of investments	425	22,881
Additions to property, plant and equipment	(1,344)	(1,149)
Proceeds from sale of equipment	753	34
Acquisition of Augmentix Corporation, net of cash acquired	—	(13,021)
Patent application costs	(217)	(270)

Net cash provided by (used in) investing activities	(383)	4,057

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1	103
Share repurchases	(97)	(219)
Return of capital related to the acquisition of Augmentix Corporation	—	(9,662)
Payments on capitalized lease obligations	(17)	(16)

Net cash used in financing activities	(113)	(9,794)

Net decrease in cash and cash equivalents	(13,115)	(19,523)
Cash and cash equivalents at beginning of period	15,651	34,013

Cash and cash equivalents at end of period	$2,536	$14,490

Noncash investing and financing activities:
Issuance of long-term convertible debt in connection with the acquisition of Augmentix	$—	$10,652

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Entorian Technologies Inc. (we, us, our), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). These financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. In addition, operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other period.

Following our acquisition of Augmentix Corporation (Augmentix) on July 14, 2008, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. Subsequently, as a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions.

Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock. The number of common shares related to the company’s convertible notes and stock options has been proportionately adjusted to reflect the reverse split. Our reverse stock split was accounted for retroactively and reflected in our common stock, treasury stock, stock option and restricted stock unit (RSU) activity as of and during the periods ended December 31, 2008 and September 30, 2009. See Note 18, “Subsequent Events,” for additional information regarding our reverse stock split.

These financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009.

Concentration of Risk

Until our acquisition of Augmentix, we derived nearly all of our revenue from sales or licenses of our Stakpak and memory module solutions. In the first quarter of 2009, we exited from our memory solutions manufacturing business and now are focusing on our Rugged Technology Solutions business, which derives nearly all of its revenue from sales to Dell. For the three and nine months ended September 30, 2009, Dell accounted for approximately 89% and 74%, respectively, of our total revenue. We expect these sales to continue to account for a substantial portion of our total revenue in the foreseeable future.

In addition, we have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. Approximately $8.7 million of our accounts receivable balance as of September 30, 2009 was with this third party. This was offset by a balance of $9.3 million in accounts payable due to this third party for the production and delivery of finished goods by the manufacturer relating to certain of our products at September 30, 2009. As our sales increase, these amounts will increase.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105 to establish the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to non-governmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. FASB ASC Topic 105 is effective for interim or annual periods ending after September 15, 2009. The adoption of FASB ASC Topic 105 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

2.	Fair Value Measurements

On January 1, 2009, we adopted FASB ASC Topic 820 for our non-financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial and non-financial assets (in thousands):

	Fair Value at September 30, 2009	Fair Value Measurements at September 30, 2009 Using:
Description		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$1,588	$1,588	$—	$—
Trading securities	6,525	—	—	6,525
Put option on trading securities	534	—	—	534
Assets held for sale	60	—	60	—

	$8,707	$1,588	$60	$7,059

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$7,337
Transfers in to (out of) Level 3	—
Net gain included in other income (expense)	147
Purchases, issuances and settlements	(425)

Balance at September 30, 2009	$7,059

We have included our investments related to auction rate securities (ARS) of approximately $6.5 million, or 92% of par value, and our put option of $0.5 million, respectively, in the Level 3 category. See Note 4, “Investments,” for additional information regarding our auction rate securities.

As a result of our decision to close our operations in Reynosa, Mexico, we decided to sell approximately $0.8 million in fixed assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. During the three months ended March 31, 2009, we recorded an impairment charge of approximately $0.4 million related to our assets held for sale based on quoted market prices for similar assets. Also, during the nine months ended September 30, 2009, we sold various assets recorded as assets held for sale with a net book value of approximately $0.3 million for a net gain of approximately $0.4 million.

During November 2008, we accepted a settlement offer from one of our investment providers to sell, at par value, our ARS at any time during a two-year period beginning June 30, 2010 and ending July 2, 2012. In connection with this settlement, we elected to account for the put option related to our ARS under FASB ASC Topic 825, which allows us to elect the fair value option for our put option on the date the put option is first recorded in our financial statements. During the nine months ended September 30, 2009, we recorded a net loss of $0.1 million in Other income (expense) related to the change in fair value of our put option.

3.	Accounts Receivable, net

The following are the components of accounts receivables (in thousands):

	September 30, 2009	December 31, 2008
Gross accounts receivable	$16,771	$5,853
Allowance for doubtful accounts	(186)	(597)

	$16,585	$5,256

The increase in our accounts receivable balance at September 30, 2009, compared to December 31, 2008, was primarily due to receivables of $9.0 million related to the sale of previously consigned inventory to our manufacturing partners. These receivables were offset by a balance of $10.2 million in accounts payable to these manufacturing partners for the production of finished goods and inventory held by the manufacturer related to certain of our products at September 30, 2009. In addition, the increase in our accounts receivable balance was due to the timing of sales during the third quarter of 2009. The balance in our allowance for doubtful accounts at December 31, 2008 was primarily due to the bankruptcy of a large memory business customer. We wrote off the associated receivable and allowance for doubtful accounts during the second quarter of 2009.

4.	Investments

As of September 30, 2009, we held approximately $6.5 million in ARS at 92% of par value and $0.5 million in a put option, which are classified as short-term investments in the Level 3 category.

Our ARS are investments in government-backed student loans. The final maturity dates of the ARS that we own are between 2034 and 2041 and the securities are rated Aaa and AA. Approximately 67% of the student loans underlying our ARS are guaranteed by the federal government under the Federal Family Education Loans Program (FFELP). The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 33% of our ARS are private loans, of which 85% are insured.

Our ARS have historically traded at par and are callable at par at the option of the issuer. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate according to the applicable investment offering document. As of September 30, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. Based on this assessment of fair value, as of September 30, 2009, we determined there was an increase in the fair value of our ARS of approximately $0.3 million during the nine months ended September 30, 2009.

As of September 30, 2009, the maximum interest rates for our ARS ranged from 0.5% to 1.1%. Through September 30, 2009, we have continued to receive interest payments on our ARS in accordance with their terms and believe we will continue to receive interest payments as long as we hold these securities. During the nine months ended September 30, 2009, approximately $0.4 million of our ARS was called at par by the issuer.

During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell them to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans of 75% of the market value of our ARS until June 30, 2010. As a result of accepting this offer, during 2008 we transferred our ARS from available-for-sale to trading and reclassified approximately $0.9 million from other comprehensive loss to other expense. In addition, upon acceptance of this settlement, we recorded the estimated fair value of the put option of approximately $0.7 million, which was classified as long-term investments in the Level 3 category, and elected to apply the fair value provisions of FASB ASC Topic 825, which allows us to elect the fair value option for our put option on the date the put option is first recorded in our financial statements. We will recognize future changes in the fair value of the ARS and the put option in the statement of operations. The fair value adjustments to the ARS and the put option will largely offset and should result in a minimal net impact to the statement of operations in future periods. As of June 30, 2009, we reclassified our ARS and related put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010.

Trading Securities

Our trading securities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Estimated Fair Value	Net Realized Loss	Estimated Fair Value	Net Realized Loss
Auction rate securities	$6,525	$(575)	$6,662	$(863)

Total trading securities	$6,525	$(575)	$6,662	$(863)

Net losses on our ARS that we classified as trading securities held at the reporting date were $0.6 million and $0.9 million as of September 30, 2009 and December 31, 2008, respectively.

Available-for-Sale Securities

Our available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included as a component of accumulated other comprehensive income (loss). Realized gains and losses are recognized based on the specific identification method.

The amortized cost, net unrealized gains and losses and estimated fair value of our available-for-sale securities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
September 30, 2009
Municipal bonds	$1,587	$1	$—	$1,588

	$1,587	$1	$—	$1,588

December 31, 2008
Municipal bonds	$1,613	$26	$—	$1,639

	$1,613	$26	$—	$1,639

Net unrealized gains at September 30, 2009 and December 31, 2008 were the result of fluctuations in the current market value of our available-for-sale securities in the marketplace.

Maturities of investment securities classified as available-for-sale at September 30, 2009 and December 31, 2008 by contractual maturity are shown below (in thousands). Expected maturities will vary from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within 1 year	$—	$—	$—	$—
Between 1 and 5 years	—	—	—	—
Between 5 and 10 years	1,587	1,588	1,613	1,639
After 10 years	—	—	—	—

	$1,587	$1,588	$1,613	$1,639

During the three and nine months ended September 30, 2009, we did not sell any of our investment securities held as available-for-sale. We sold approximately $2.5 million and $22.9 million in investment securities held as available-for-sale during the three and nine months ended September 30, 2008, respectively.

5.	Inventories

Inventories consisted of the following (in thousands) at the respective dates:

	September 30, 2009	December 31, 2008
Raw materials	$6,028	$4,849
Finished goods	1,524	169

	$7,552	$5,018

The increase in our inventory balance at September 30, 2009, compared to December 31, 2008, was primarily driven by the introduction of two new product platforms and procuring material to meet anticipated demand, partially offset by the decision to exit manufacturing activities of our Memory Solutions business during the first quarter of 2009. At September 30, 2009 and December 31, 2008, our reserve for excess, slow-moving and obsolete inventory was approximately $41,000 and $3.0 million, respectively. The decrease in our reserve for excess, slow-moving and obsolete inventory at September 30, 2009, compared to December 31, 2008, was primarily due to the final disposal of our memory inventory.

6.	Property, Plant and Equipment

We evaluate our long-lived assets, such as property plant and equipment and finite-lived intangible assets, for impairment when events or changes in circumstances indicate that the undiscounted cash flows estimated to be associated with these assets are less than their carrying value. During 2008, due to a decline in revenue and negative cash flow related to our dual in-line memory module (DIMM) business unit, we reviewed our long-lived assets associated with this business unit for impairment. As a result of this review, we recorded a non-cash charge of $2.4 million during the three months ended September 30, 2008, which was included in Impairment of acquisition intangibles and fixed assets in cost of revenue, for the write-down of the lab equipment related to our DIMM business unit.

As a result of our decision to implement a new enterprise resource planning (ERP) system during the second quarter of 2009, we reviewed the remaining useful life related to our legacy system. Based on that review, we determined the remaining useful life for our legacy system did not extend beyond March 31, 2009 and recorded additional depreciation of approximately $0.3 million, or $0.08 per share, during the nine months ended September 30, 2009.

In addition, as a result of our decision to close our operations in Reynosa, Mexico, we decided to sell approximately $0.8 million in fixed assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. During the three months ended March 31, 2009, we recorded an impairment charge of approximately $0.4 million related to our assets held for sale based on quoted market prices for similar assets, which we recorded in Restructuring expense. Also, during the first quarter of 2009, we recorded a provision of approximately $0.5 million related to certain fixed assets no longer used in manufacturing, which we recorded in Restructuring expense. During the nine months ended September 30, 2009, we sold various assets recorded with a net book value of approximately $0.3 million for a net gain of approximately $0.4 million. These assets were recorded as assets held for sale.

Effective July 31, 2009, we entered into a lease agreement with Invensys Electronica Reynosa, S. de R.L. de C.V. (Invensys) to lease our manufacturing facility in Reynosa, Mexico. The lease has a term of five years, with two renewal periods of five years each. Invensys may terminate the lease after the third year. As of September 30, 2009, the cost and accumulated depreciation of our manufacturing facility in Reynosa, Mexico was approximately $1.6 million and $0.5 million, respectively.

7.	Goodwill and Other Intangible Assets

Goodwill represented the excess purchase price over the fair value of net assets acquired in our acquisition of Southland Micro Systems, Inc. (Southland) on August 31, 2007 and our acquisition of Augmentix on July 14, 2008. We allocate goodwill to reporting units for goodwill impairment testing. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

We assess whether goodwill is impaired on an annual basis, as well as when events occur or circumstances change that would indicate the book value of goodwill has been impaired. Upon determining the existence of goodwill impairment, we measure the impairment based on the amount by which the book value of goodwill exceeds its fair value. As a result of the decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008, we undertook an assessment to determine the fair value of our DIMM business. As a result of this review, we recorded a non-cash charge of $5.0 million for the write off of the goodwill related to our DIMM business unit, which we recorded in a separate line in cost of revenue.

Critical estimates made in determining the fair value of our DIMM business included expected future cash flows from product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value were based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

In addition, when we believe that the carrying value of our intangible assets may not be recoverable, we compare the projected undiscounted future cash flows of these assets to their respective carrying values to determine if impairment exists. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on discounted cash flows. As of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of the trade name intangible asset acquired through our Southland acquisition and recorded a charge of approximately $1.6 million, which was included in Impairment of acquisition intangibles and fixed assets in cost of revenue. We also impaired the remaining residual value of our customer relationship and non-compete agreements acquired through our Southland acquisition, and recorded a charge of approximately $4.3 million, which was included Impairment of acquisition intangibles in operating expenses.

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

We recorded a provision for income taxes of $38,000 during the nine months ended September 30, 2009, and an income tax benefit of $0.8 million during the nine months ended September 30, 2008. The provision for the nine months ended September 30, 2009 reflected our estimated annual effective tax rate of 0%. The benefit for the nine months ended September 30, 2008 reflected our estimated annual effective tax rate of 3% and included a discrete benefit of $0.3 million due to the inclusion of a research and development tax credit in our 2007 tax return that was not reflected in our 2007 year-end tax accrual.

For the three and nine months ended September 30, 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to recording an increase in the valuation allowance against our net U.S. deferred tax assets as there is substantial doubt we will realize the majority of the benefit of our net deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The tax years 2003 through 2008 remain open to examination by all the major taxing jurisdictions to which we are subject. We are currently under U.S. federal examination for the short tax year ending August 20, 2003 relating to research credits, though we do not expect any material adverse adjustments from the examination.

We had no liability for unrecognized tax benefits at December 31, 2008 or September 30, 2009.

9.	Restructuring

During the fourth quarter of 2008, we recorded restructuring expense of $2.7 million due to a workforce reduction of approximately 180 positions as a result of our plan to close manufacturing activities for our Memory Solutions business. During the first quarter of 2009, we completed closing our manufacturing activities. During the nine months ended September 30, 2009, we recorded additional restructuring charges totaling $2.6 million. These charges included approximately $1.7 million related to employee severance expenses, $0.4 million related to exiting one of our facilities located in Austin, Texas and $0.5 million related to certain fixed assets no longer used in manufacturing. In addition, during the nine months ended September 30, 2009, we recorded a reduction in our facility accrual of approximately $0.2 million as a result of a change in our estimated future liability. There was no material restructuring activity during the three months ended September 30, 2009. The following table details the changes in the related restructuring accrual (in thousands) during the first nine months of 2009:

	Severance	Facility	Total
Restructuring accrual at December 31, 2008	$833	$—	$833
Restructuring expenses accrued	1,727	394	2,121
Reversal of accrued restructuring expenses	—	(175)	(175)
Payments of restructuring expenses	(2,422)	(62)	(2,484)

Restructuring accrual at September 30, 2009	$138	$157	$295

10.	Convertible Notes Payable

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to certain stockholders of Augmentix. Effective June 3, 2009, we finalized the post-closing working capital adjustment as set forth in the merger agreement. The result was an adjustment to the working capital in our favor of approximately $0.6 million. The convertible notes were reduced from approximately $10.7 million to approximately $10.1 million. Interest payments are due each January 31 and July 30, with the principal due on December 31, 2010. The former Augmentix stockholders have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $30.00 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of Entorian or (iii) the redemption of all of the outstanding principal amount of the notes. At any time subsequent to the issuance of the convertible notes, we have the right to redeem the notes for the redemption amount, which is equal to the outstanding principal balance plus accrued interest, with at least 30 days prior written notice. As of September 30, 2009, the fair value of our convertible notes was approximately $9.3 million, and these notes were convertible into approximately 0.3 million shares of common stock.

NASDAQ requires that the market value of publicly held shares be at least $5 million. If the market value of publicly held shares is below $5 million for 30 consecutive days and NASDAQ notifies us of this deficiency, we would have 90 days to comply. The market value of our publicly held shares has ranged from approximately $3.6 million to approximately $5.4 million since September 1, 2009. On November 6, 2009, NASDAQ called us, informing us that our thirtieth consecutive trading day below $5 million would be November 16, 2009, unless our stock price increased prior to November 16, 2009. As of November 12, 2009, the market value of our publicly held shares was approximately $4.5 million. In the event we do not satisfy this requirement, we could explore issuing additional shares to increase the value of our publicly held shares, although there is no certainty that we could do so in the time period required by NASDAQ, if at all. As an alternative, our Board of Directors may decide to delist from NASDAQ. In addition, given the ongoing costs associated with public reporting, our Board could elect to deregister our shares under the Exchange Act. If our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes, which could result in the note holders requiring immediate payment in full of the principal balance and interest of the notes.

11.	Letter of Credit

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance with this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of September 30, 2009, we had this required amount on deposit.

12.	Commitments and Contingencies

During October 2008, we entered into a minimum purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of $0.2 million of product by March 31, 2009, an additional $0.3 million by September 30, 2009, and an additional $0.5 million by March 31, 2010. As of September 30, 2009, we met our minimum purchase requirement for this time period and expect to continue to fulfill the minimum purchase requirement within the agreed-upon time frame.

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

Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock, which we accounted for retroactively and is reflected in our common stock activity presented below. See Note 18, “Subsequent Events,” for additional information regarding our reverse stock split.

As of September 30, 2009 and December 31, 2008, we had 4,455,970 and 4,446,901 shares of common stock issued, respectively.

During the first nine months of 2009, we purchased 23,653 shares of our common stock under our stock repurchase program at a total cost of approximately $97,000. As of September 30, 2009, we may purchase up to an additional $6.7 million of our stock under this program.

14.	Stock-Based Compensation

In July 2003, we adopted the 2003 Stock Option Plan, which currently has 1,402,500 authorized shares. Options generally vest over a four-year period and are exercisable for a period of ten years from the date of grant.

We account for all forms of our share-based payments to employees, including stock options, under the fair value provisions of FASB ASC Topic 718 on the date of grant, utilizing the Black-Scholes method of valuation. We recognize stock-based compensation, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest.

Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock, which we accounted for retroactively and is reflected in our stock option activity presented in the table below. See Note 18, “Subsequent Events,” for additional information regarding our reverse stock split.

Information with respect to stock option activity for the nine months ended September 30, 2009 is as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	842,130	$20.69
Granted	6,410	$3.23
Exercised	(6,608)	$0.17
Cancelled or forfeited	(136,295)	$37.43

Outstanding at September 30, 2009	705,637	$17.50	7.1	$691

Options exercisable at September 30, 2009	294,128	$31.98	4.5	$11

As of September 30, 2009, there was approximately $1.8 million of unrecognized compensation cost related to outstanding stock options, which we expect to recognize over a weighted average period of 3.0 years. For the nine months ended September 30, 2009 and 2008, the total intrinsic value of exercised stock options was approximately $38,000 and $95,000, respectively.

For grants issued during the nine months ended September 30, 2009 and 2008, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Expected volatility	98.4%	66.0%
Dividend yield	0.0%	0.0%
Expected term (in years)	6.7	6.9
Risk-free interest rate	2.5%	3.5%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the options. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was $2.61 and $7.79, respectively. During the three and nine months ended September 30, 2009, we recorded share-based compensation expense for options of approximately $0.2 million and $0.7 million, respectively. During the three and nine months ended September 30, 2008, we recorded share-based compensation expense for options of approximately $0.4 million and $1.4 million, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, RSUs, bonus stock and dividend equivalents to eligible employees. As of September 30, 2009, we had 66,666 authorized shares under this plan. RSUs vest over a four-year period. Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock, which we accounted for retroactively and is reflected in our RSU activity presented in the table below.

Information with respect to RSU activity for the nine months ended September 30, 2009 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	12,291	$67.04
Granted	—	$—
Vested	(3,556)	$69.46
Forfeited	(4,468)	$67.20

Outstanding at September 30, 2009	4,267	$64.85

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the three and nine months ended September 30, 2009, RSU compensation expense was $75,000 and $0.2 million, respectively. For the three and nine months ended September 30, 2008, RSU compensation expense was $0.2 million and $0.6 million, respectively.

15.	Accumulated Other Comprehensive Income

The components of our accumulated other comprehensive income were as follows (in thousands) at the respective dates:

	September 30, 2009	December 31, 2008
Unrealized gain on investment securities, net of tax	$1	$26

Accumulated other comprehensive income	$1	$26

The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net loss	$(3,260)	$(19,590)
Change in unrealized loss on investment securities, net of tax	(10)	(60)

Comprehensive loss, net of tax	$(3,270)	$(19,650)

	Nine Months Ended September 30,
	2009	2008
Net loss	$(12,019)	$(29,455)
Change in unrealized loss on investment securities, net of tax	(25)	(802)

Comprehensive loss, net of tax	$(12,044)	$(30,257)

16.	Loss Per Share

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

Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock. We accounted for our reverse stock split retroactively. Our common stock and loss per share data as of and during the three and nine month periods ended September 30, 2008 and September 30, 2009 reflect this reverse stock split. See Note 18, “Subsequent Events,” for additional information regarding this reverse stock split.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share follows (in thousands, except per share data):

	Three Months Ended September 30,
	2009	2008
Numerator:
Net loss	$(3,260)	$(19,590)

Denominator:
Weighted average common shares outstanding	3,897	3,904
Less: Weighted average common shares subject to repurchase	—	—

Total weighted average common shares used in computing basic loss per share	3,897	3,904
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	3,897	3,904

Loss per share:
Basic	$(0.84)	$(5.02)

Diluted	$(0.84)	$(5.02)

	Nine Months Ended September 30,
	2009	2008
Numerator:
Net loss	$(12,019)	$(29,455)

Denominator:
Weighted average common shares outstanding	3,903	3,899
Less: Weighted average common shares subject to repurchase	—	—

Total weighted average common shares used in computing basic loss per share	3,903	3,899
Effect of dilutive securities:
Common shares subject to repurchase, stock options, RSUs and warrants	—	—

Total weighted average common shares used in computing diluted loss per share	3,903	3,899

Loss per share:
Basic	$(3.08)	$(7.55)

Diluted	$(3.08)	$(7.55)

17.	Segment Information

We determine our operating segments in accordance with FASB ASC Topic 280, which requires companies to disclose separately information about each material operating segment. An operating segment is a component of an entity that earns revenue and incurs expense, its reporting results are regularly reviewed by the chief operating decision maker and discrete financial information is available. Following our acquisition of Augmentix, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. Subsequently, as a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions. Our chief operating decision maker currently reviews our operating results using consolidated financial information to assess financial performance and to allocate resources. Our Memory Solutions segment produced advanced module and system-level technologies for demanding high-reliability and high-performance markets. Our Rugged Technology Solutions segment produces rugged computing technologies.

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2008 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Revenues:
Memory Solutions	$8,084	$25,609
Rugged Technology Solutions	10,379	10,379

Consolidated revenue	$18,463	$35,988

Loss from operations:
Memory Solutions	$(5,538)	$(13,509)
Rugged Technology Solutions	320	320

Total segment loss from operations	$(5,218)	$(13,189)

	September 30, 2008
Total assets:
Memory Solutions	$42,679
Rugged Technology Solutions	28,450

Total segment assets	$71,129

Reconciliations of our segment loss from operations to our consolidated loss from operations for the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Total segment loss from operations	$(5,218)	$(13,189)
Stock-based compensation expense	(593)	(1,959)
Amortization of acquisition intangibles	(1,135)	(2,679)
Impairment of acquisition intangibles and fixed assets	(8,249)	(8,409)
Goodwill impairment	(4,952)	(4,952)

Consolidated loss from operations	$(20,147)	$(31,188)

18.	Subsequent Events

We have evaluated subsequent events through November 13, 2009, the filing date of this Quarterly Report on Form 10-Q.

IPotential, LLC Agreement

Effective October 30, 2009, we entered into an agreement with IPotential, LLC (IPotential), regarding the sale of our memory patent portfolio. IPotential has agreed to act as our exclusive representative in connection with the sale of our memory patents, and we have agreed to pay IPotential a commission with this sale.

Reverse Stock Split

Effective October 30, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock. Our common stock will trade on a split-adjusted basis under the temporary NASDAQ ticker symbol “ENTND” until November 30, 2009. Following this date, the stock will resume trading under the symbol “ENTN.”

The objective of the reverse stock split was to regain compliance with NASDAQ’s $1 minimum bid rule. The total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 47 million shares to approximately 4 million shares. The number of common shares related to the company’s convertible notes and stock options has been automatically proportionately adjusted to reflect the reverse split.

Under the terms of the reverse split, stockholders holding 12 or more shares of Entorian common stock at the close of business September 23, 2009 received one new Entorian share for every 12 shares held. Stockholders holding fewer than 12 shares received cash consideration in lieu of fractional shares.

DRAM Settlement

We are a claimant in the class action antitrust litigation entitled In Re Dynamic Random Access Memory (DRAM) Antitrust Litigation pending in the United States District Court of the Northern District of California (the Court). A settlement was reached in this litigation, subject to approval by the Court. Pursuant to terms of the settlement, claimants who purchased DRAM from April 1, 1999 through June 30, 2002 were able to make claims for recovery, based on evaluation and approval by the Court. We purchased DRAM in this time period and submitted a claim with the claims administrator. On October 28, 2009, the judge approved the final distribution of funds pursuant to this settlement, although the approval is subject to a 30-day appeal period, which terminates on November 27, 2009.

Based on the approved settlement, the claims administrator informed us that we are scheduled to receive approximately $7.5 million, with payment to be made in December 2009. However, any distribution is subject to this 30-day appeal period, so this amount and timing could change.

Worker, Homeownership, and Business Assistance Act of 2009

On November 6, 2009, Congress enacted the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years, compared to two years prior to enactment of the Act. This change will allow us to carry back our 2008 taxable losses to years not previously available to us, and receive an additional refund of approximately $5.0 million of previously paid Federal income taxes. We fully reserved the deferred tax assets related to this refund at December 31, 2008 and September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Cautionary Statement

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations and beliefs regarding the following: receiving approximately $7.5 million in connection with the DRAM settlement and approximately $5.0 million in connection with a tax refund; fulfilling our minimum purchase requirement within the agreed-upon time frame with respect to a minimum purchase agreement we entered into with one of our suppliers; experiencing any material adverse adjustments from a U.S. federal tax examination relating to research credits; our future success will depend in large part upon our relationships with key Dell personnel; our sales to Dell will continue to account for a substantial portion of our total revenue in the near term; the lack of significant credit losses from our customers; our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations in 2009, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program for at least the next 12 months; the current liquidity issues related to our auction rate securities will not impact our ability to fund our ongoing business operations; we will continue to receive interest payments as long as we hold the auction rate securities; our facilities are suitable and adequate to meet our current operating needs; a ten percent change in interest rates will not have a significant impact on our interest income; the critical accounting estimates we disclosed address our most critical accounting estimates; our strong patent portfolio and intellectual property position will allow us to continue to expand our business; the strength of our intellectual property rights is, and will continue to be, critical to the success of our business and will allow us to compete favorably against our competition; our intent to vigorously protect our intellectual property; our revenue recognition with respect to Samsung’s claim has been appropriate; and our future success will depend upon our ability to attract and retain personnel. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

NASDAQ Update

Effective October 30, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock. Our common stock will trade on a split-adjusted basis under the temporary NASDAQ ticker symbol “ENTND” until November 30, 2009. Following this date, the stock will resume trading under the symbol “ENTN.”

The objective of the reverse stock split was to regain compliance with NASDAQ’s $1 minimum bid rule. The total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 47 million shares to approximately 4 million shares. The number of common shares related to the company’s convertible notes and stock options has been proportionately adjusted to reflect the reverse split.

Under the terms of the reverse split, stockholders holding 12 or more shares of Entorian common stock at the close of business September 23, 2009 received one new Entorian share for every 12 shares held. Stockholders holding fewer than 12 shares received cash consideration in lieu of fractional shares.

In addition, NASDAQ requires that the market value of publicly held shares be at least $5 million. If the market value of publicly held shares is below $5 million for 30 consecutive days and NASDAQ notifies us of this deficiency, we would have 90 days to comply. The market value of our publicly held shares has ranged from approximately $3.6 million to approximately $5.4 million since September 1, 2009. On November 6, 2009, NASDAQ called us, informing us that our thirtieth consecutive trading day below $5 million would be November 16, 2009, unless our stock price increased prior to November 16, 2009. As of November 12, 2009, the market value of our publicly held shares was approximately $4.5 million. In the event we do not satisfy this requirement, we could explore issuing additional shares to increase the value of our publicly held shares, although there is no certainty that we could do so in the time period required by NASDAQ, if at all. As an alternative, our Board of Directors may decide to delist from NASDAQ. In addition, given the ongoing costs associated with public reporting, our Board could elect to deregister our shares under the Exchange Act. If our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes, which could result in the note holders requiring immediate payment in full of the principal balance and interest of the notes.

If our common stock is delisted by NASDAQ, the trading market for our common stock would be adversely affected, as price quotations would not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock and on the ability of stockholders to buy or sell our shares. If we deregister our shares from the Exchange Act, there will be no public market for our shares.

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

Results of Operations - a comparison of the three months ended September 30, 2009 and 2008

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Three Months Ended September 30,
	2009	2008
Revenue:
Product	95.3%	96.1%
License	4.7	3.9

Total revenue	100.0	100.0
Cost of revenue:
Product	84.1	91.3
Amortization of acquisition intangibles	5.3	5.3
Impairment of acquisition intangibles and fixed assets	—	21.3

Total cost of revenue	89.4	117.9

Gross profit (loss)	10.6	(17.9)
Operating expenses:
Selling, general and administrative	22.2	27.8
Research and development	16.4	11.3
Restructuring	(1.1)	1.0
Amortization of acquisition intangibles	0.2	0.9
Impairment of acquisition intangibles	—	23.4
Goodwill impairment	—	26.8

Total operating expenses	37.7	91.2

Loss from operations	(27.1)	(109.1)
Other income (expense), net	(0.6)	0.2

Loss before income taxes	(27.7)	(108.9)
Provision (benefit) for income taxes	—	(2.8)

Net loss	(27.7)%	(106.1)%

Total Revenue

	Three Months Ended September 30,		Change
	2009	2008
	(in thousands, except %)
Product revenue	$11,237	$17,750	(36.7)%
License revenue	551	713	(22.7)%

Total revenue	$11,788	$18,463	(36.2)%

Our product revenue for the third quarter of 2009 was $11.2 million, a decrease of 36.7% from $17.8 million for the third quarter of 2008. License revenue for the third quarter of 2009 was $0.6 million, a decrease of 22.7% from $0.7 million for the third quarter of 2008.

The decrease in our product revenue during the third quarter of 2009, compared to the third quarter of 2008, was driven by our decision to exit memory manufacturing during the first quarter of 2009. The decrease in revenue from memory products was partially offset by revenue generated from rugged technology products as a result of the Augmentix acquisition in July 2008.

The decline in license revenue during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was due to decreased demand for stacked memory.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Three Months Ended September 30,
	2009	2008
Dell	89%	41%
SMART	*	13%
Synnex	*	11%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Three Months Ended September 30,		Change
	2009	2008
	(in thousands, except %)
Gross profit (loss)	$1,254	$(3,305)	NA
Percent of total revenue	10.6%	(17.9)%

Gross profit for the three months ended September 30, 2009 was $1.3 million, or 10.6% of our total revenue, compared to a gross loss of $3.3 million, or 17.9% of our total revenue, for the three months ended September 30, 2008.

The increase in our gross profit for the three months ended September 30, 2009, compared to September 30, 2008, was primarily due to the strategic decision to shift our focus away from commodity component markets toward vertical computing segments. During the third quarter of 2008, we produced memory modules and stacked memory in our facility in Reynosa, Mexico. As of September 30, 2008, we did not cover our manufacturing costs in that segment as a result of a decrease in volume. By exiting manufacturing in the memory segment and focusing on our rugged technology segment, we earned a positive gross profit during the third quarter of 2009. In addition, the change in our gross profit was due to recording an impairment charge during the third quarter of 2008 related to our trade name intangible asset and lab equipment for our DIMM business for approximately $3.9 million, as a result of a decline in revenue and negative cash flow related to this business.

Selling, general and administrative expense

	Three Months Ended September 30,		Change
	2009	2008
	(in thousands, except %)
Selling, general and administrative	$2,616	$5,132	(49.0)%
Percent of total revenue	22.2%	27.8%

Selling, general and administrative expense for the three months ended September 30, 2009 was $2.6 million, or 22.2% of total revenue. This amount reflected a decrease of approximately $2.5 million, or 49.0%, compared to $5.1 million, or 27.8% of total revenue, in the three months ended September 30, 2008. For the third quarter of 2009 and 2008, selling, general and administrative expense included stock-based compensation expense of $0.3 million and $0.4 million, respectively.

The decrease in selling, general and administrative expense during the third quarter of 2009, compared to the third quarter of 2008, was largely driven by lower personnel-related costs. These lower costs were primarily due to our strategic shift away from commodity component markets towards vertical computing systems and consolidating our general and administrative functions following our Augmentix acquisition. Additionally, the third quarter of 2008 included higher professional services expense associated with acquisition integration, as well as bad debt expense of approximately $0.5 million.

Research and development expense

	Three Months Ended September 30,		Change
	2009	2008
	(in thousands, except %)
Research and development	$1,937	$2,089	(7.3)%
Percent of total revenue	16.4%	11.3%

Research and development expense for the three months ended September 30, 2009 was $1.9 million, or 16.4% of total revenue, which reflected a decrease of $0.2 million, or 7.3%, compared with $2.1 million, or 11.3% of total revenue, for the three months ended September 30, 2008. For the third quarter of 2009 and 2008, research and development expense included stock-based compensation expense of approximately $0.1 million.

The decrease in research and development expense during the third quarter of 2009, relative to the third quarter of 2008, was primarily due to decreased costs related to our memory business, which were largely replaced by costs associated with the acquisition of Augmentix.

Amortization and impairment of acquisition intangibles and fixed assets

	Three Months Ended September 30,		Change
	2009	2008
	(in thousands, except %)
Amortization of acquisition intangibles	$649	$1,135	(42.8)%
Impairment of acquisition intangibles and fixed assets	$—	$8,249	(100.0)%

Amortization of acquisition intangibles was $0.6 million for the three months ended September 30, 2009, which reflected a decrease of $0.5 million, or 42.8%, as compared with $1.1 million for the three months ended September 30, 2008.

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

Impairment of acquisition intangibles and fixed assets was $0 for the three months ended September 30, 2009, as compared with $8.2 million for the three months ended September 30, 2008. As of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of the trade name intangible asset acquired through our Southland acquisition and we impaired the lab equipment for our DIMM business unit and recorded a charge of approximately $3.9 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. In addition, we impaired the remaining residual value of certain intangible assets acquired through our Southland acquisition as a result of the decline in revenue and negative cash flow related to our DIMM business unit, and recorded a charge of approximately $4.3 million, which is included in Impairment of acquisition intangibles in operating expenses.

Goodwill impairment

	Three Months Ended September 30,		Change
	2009	2008
	(in thousands, except %)
Goodwill impairment	$—	$4,952	(100.0)%

The decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008 was an indicator of potential goodwill impairment, and because of this decline, we undertook an assessment to determine the fair value of our DIMM business. As a result of that review, we recorded a non-cash charge of $5.0 million for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge reflected the changing business prospects for our DIMM business and declining demand for our products.

Critical estimates made in determining the fair value of our DIMM business included expected future cash flows from product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value were based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Other income (expense), net

	Three Months Ended September 30,		Change
	2009	2008
	(in thousands, except %)
Other income (expense), net	$(69)	$29	NA

Other expense, net for the three months ended September 30, 2009, was $69,000, compared to Other income, net of $29,000 for the three months ended September 30, 2008.

The change in other income (expense), net from the three months ended September 30, 2009, compared to the same period of 2008, was primarily due to a lower balance in our cash, cash equivalents and investments. In addition, during the third quarter of 2009 and 2008, we recorded approximately $0.2 million and $0.1 million, respectively, in interest expense related to our convertible notes payable that we issued in connection with our acquisition of Augmentix and other financing charges.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $2,000 during the third quarter of 2009 and an income tax benefit of $0.5 million during the third quarter of 2008. The $0.5 million benefit for the three months ended September 30, 2008 includes a discrete benefit of $0.3 million due to including a research and development tax credit in our 2007 tax return that was not reflected in our 2007 year-end tax accrual. Our effective tax rate was approximately 0% and 3% for the third quarter of 2009 and 2008, respectively. For the third quarter of 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to recording an increase in the valuation allowance against our net deferred tax assets. Management has determined that there is substantial doubt we will realize the majority of the benefit of our net deferred tax assets.

Results of Operations - a comparison of the nine months ended September 30, 2009 and 2008

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Nine Months Ended September 30,
	2009	2008
Revenue:
Product	95.5%	90.7%
License	4.5	9.3

Total revenue	100.0	100.0
Cost of revenue:
Product	78.3	94.9
Amortization of acquisition intangibles	5.8	6.0
Impairment of acquisition intangibles and fixed assets	—	11.4

Total cost of revenue	84.1	112.3

Gross profit (loss)	15.9	(12.3)
Operating expenses:
Selling, general and administrative	26.5	33.6
Research and development	19.1	12.5
Restructuring	7.1	1.1
Amortization of acquisition intangibles	0.3	1.4
Impairment of acquisition intangibles	—	12.0
Goodwill impairment	(0.5)	13.8

Total operating expenses	52.5	74.4

Loss from operations	(36.6)	(86.7)
Other income (expense), net	(0.2)	2.6

Loss before income taxes	(36.8)	(84.1)
Provision (benefit) for income taxes	0.1	(2.2)

Net loss	(36.9)%	(81.9)%

Total Revenue

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands, except %)
Product revenue	$31,107	$32,639	(4.7)%
License revenue	1,469	3,349	(56.1)%

Total revenue	$32,576	$35,988	(9.5)%

Our product revenue for the nine months ended September 30, 2009 was $31.1 million, a decrease of 4.7% from $32.6 million for the nine months ended September 30, 2008. License revenue for the nine months ended September 30, 2009 was $1.5 million, a decrease of 56.1% from $3.3 million for the nine months ended September 30, 2008.

The decrease in our product revenue during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily due to our decision to exit memory manufacturing during the first quarter of 2009. The decrease in revenue from memory products was partially offset by revenue generated from rugged technology products as a result of the Augmentix acquisition in July 2008.

The decline in license revenue during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was due to decreased demand for stacked memory.

The following table summarizes sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
Dell	74%	21%
SMART	*	17%
Micron.	*	11%
Google	*	10%

*	Amount does not equal or exceed 10% for the indicated period.

Gross profit (loss)

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands, except %)
Gross profit (loss)	$5,199	$(4,426)	NA
Percent of total revenue	15.9%	(12.3)%

Gross profit for the nine months ended September 30, 2009 was $5.2 million, or 15.9% of our total revenue, compared to a gross loss of $4.4 million, or 12.3% of our total revenue, for the nine months ended September 30, 2008.

The increase in our gross profit for the nine months ended September 30, 2009, compared to September 30, 2008, was primarily due to the strategic decision to shift our focus away from commodity component markets towards vertical computing segments. During the nine months ended September 30, 2008, we produced memory modules and stacked memory in our facility in Reynosa, Mexico. As of September 30, 2008, we did not cover our manufacturing costs in that segment as a result of a decrease in volume. By exiting manufacturing in the memory segment and focusing on our rugged technology segment, we earned a positive gross profit during the third quarter of 2009. In addition, during the nine months ended September 30, 2008, we recorded an impairment charge related to our trade name intangible asset and lab equipment for approximately $3.9 million, as a result of a decline in revenue and negative cash flow related to our DIMM business unit.

Selling, general and administrative expense

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands, except %)
Selling, general and administrative	$8,643	$12,088	(28.5)%
Percent of total revenue	26.5%	33.6%

Selling, general and administrative expense for the nine months ended September 30, 2009 was $8.6 million, or 26.5% of total revenue. This amount reflected a decrease of approximately $3.5 million, or 28.5%, compared to $12.1 million, or 33.6% of total revenue, in the nine months ended September 30, 2008. For the first nine months of 2009 and 2008, selling, general and administrative expense included stock-based compensation expense of $0.7 million and $1.4 million, respectively.

The decline in selling, general and administrative expense during the first nine months of 2009, compared to the first nine months of 2008, was largely due to a legal settlement and acquisition-related expenses incurred in the first nine months of 2008. In addition, the reduction was due to our strategic shift away from commodity component markets towards vertical computing systems and consolidating our general and administrative functions following our Augmentix acquisition. Furthermore, lower selling and stock-based compensation expenses for the nine months ended September 30, 2009 were partially offset by the reversal of the $1.1 million liability associated with the Southland earn-out consideration during the nine months ended September 30, 2008.

Research and development expense

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands, except %)
Research and development	$6,229	$4,486	38.9%
Percent of total revenue	19.1%	12.5%

Research and development expense for the nine months ended September 30, 2009 was $6.2 million, or 19.1% of total revenue, which reflected an increase of $1.7 million, or 38.9%, compared with $4.5 million, or 12.5% of total revenue, for the nine months ended September 30, 2008. For the first nine months of 2009 and 2008, research and development expense included stock-based compensation expense of approximately $0.2 million and $0.3 million, respectively.

The increase in research and development expense during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily due to the addition of development costs associated with our rugged technology products as a result of our acquisition of Augmentix in July 2008, partially offset by our decision to exit manufacturing in our memory segment.

Restructuring expense

During the nine months ended September 30, 2009, we recorded restructuring expense of $2.3 million as a result of the completion of our plan to close manufacturing activities of our Memory Solutions business, which we initiated during the fourth quarter of 2008. This additional charge included approximately $1.7 million related to employee severance expenses, $0.5 million provision related to certain fixed assets no longer used in manufacturing and $0.4 million related to exiting one of our facilities located in Austin, Texas. In addition, during the nine months ended September 30, 2009, we recorded a reduction in our facility accrual of approximately $0.2 million as a result of a change in our estimated future liability.

Amortization and impairment of acquisition intangibles and fixed assets

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands, except %)
Amortization of acquisition intangibles	$1,971	$2,679	(26.4)%
Impairment of acquisition intangibles and fixed assets	$—	$8,409	(100.0)%

Amortization of acquisition intangibles was $2.0 million for the nine months ended September 30, 2009, a decrease of $0.7 million, or 26.4%, compared to $2.7 million for the nine months ended September 30, 2008.

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

Impairment of acquisition intangibles and fixed assets was $0 for the nine months ended September 30, 2009, as compared with $8.4 million for the nine months ended September 30, 2008.

As of September 30, 2008, as a result of a decline in revenue and negative cash flow related to our DIMM business unit, we impaired the remaining residual value of the trade name intangible asset acquired through our Southland acquisition and we impaired the lab equipment for our DIMM business unit and recorded a charge of approximately $3.9 million, which is included in Impairment of acquisition intangibles and fixed assets in cost of revenue. In addition, we impaired the remaining residual value of certain intangible assets acquired through our Southland acquisition as a result of the decline in revenue and negative cash flow related to our DIMM business unit and recorded a charge of approximately $4.3 million, which is included in Impairment of acquisition intangibles in operating expenses.

Goodwill impairment

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands, except %)
Goodwill impairment	$(159)	$4,952	NA

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

The decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008 was an indicator of potential goodwill impairment, and because of this decline, we undertook an assessment to determine the fair value of our DIMM business. As a result of that review, we recorded a non-cash charge of $5.0 million for the write off of the goodwill related to our DIMM business unit, which we established in connection with our Southland acquisition. The impairment charge reflected the changing business prospects for our DIMM business and declining demand for our products.

Critical estimates made in determining the fair value of our DIMM business included expected future cash flows from product sales, customer turnover and future overhead expenses. Management’s best estimates of fair value were based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

Other income (expense), net

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands, except %)
Other income (expense), net	$(70)	$938	NA

Other expense, net for the nine months ended September 30, 2009, was $70,000, compared to Other income, net of $0.9 million for the nine months ended September 30, 2008.

The change in Other income (expense), net from the nine months ended September 30, 2009, compared to the same period of 2008, was primarily due to a lower balance in our cash, cash equivalents and investments as a result of our Augmentix acquisition. In addition, during the first nine months of 2009 and 2008, we recorded approximately $0.5 million and $0.1 million, respectively, in interest expense related to our convertible notes payable that we issued in connection with our acquisition of Augmentix and other financing charges.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $38,000 for the nine months ended September 30, 2009 and an income tax benefit of $0.8 million during the nine months ended September 30, 2008. Our effective tax rate was approximately 0% and 3% for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, our effective tax rate differed from the federal statutory rate of 35%, primarily due to recording an increase in the valuation allowance against our net deferred tax assets. Management has determined that there is substantial doubt we will realize the majority of the benefit of our net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital of $21.1 million, including $11.2 million of cash, cash equivalents and investments, compared to working capital of $23.0 million, including $17.3 million of cash, cash equivalents and investments, as of December 31, 2008. In addition to our working capital, we held approximately $0 and $7.3 million in long-term investments at September 30, 2009 and December 31, 2008, respectively.

As of December 31, 2008, our long-term investments consisted of tax-exempt ARS, which have a long-term maturity with the interest rate being reset to the maximum rate according to the applicable investment offering document. During the first quarter of 2008, auctions for certain of these securities began to fail. As of September 30, 2009, we held approximately $6.5 million of ARS. The underlying collateral of our ARS consists primarily of student loans, of which 67% are guaranteed by the federal government as part of the FFELP. The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 33% of our ARS are private loans, of which 85% are insured. During the nine months ended September 30, 2009, approximately $0.4 million of our ARS was called at par by the issuer. As of September 30, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans of 75% of the market value of our ARS until June 30, 2010. In connection with this settlement, we recorded a gain of approximately $0.7 million in other expense related to the change in fair value of our put option. As of June 30, 2009, we reclassified our ARS and put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010. See Note 4, “Investments,” for additional information.

Net cash used in operating activities was $12.6 million for the nine months ended September 30, 2009, compared to $13.8 million for the nine months ended September 30, 2008. The decrease in net cash used in operating activities was primarily due to a $17.4 million decrease in net loss, partially offset by a $13.5 million decrease in impairment of intangibles and fixed assets, a decrease of $2.0 million in depreciation and amortization of intangibles and a $1.0 million decrease in stock-based compensation expense.

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2009, compared to net cash provided by investing activities of $4.1 million for the nine months ended September 30, 2008. The change in net cash provided by investing activities was due primarily to the $18.0 million decrease in proceeds from the sale and maturities of investments, net of purchases, in the first nine months of 2009, compared to the first nine months of 2008, partially offset by $13.0 million of cash used for the Augmentix acquisition related to the minority interest during 2008.

Net cash used in financing activities during the nine months ended September 30, 2009 was $0.1 million, primarily related to the purchase of our common stock as part of our stock repurchase program for $0.1 million. Net cash used in financing activities during the nine months ended September 30, 2008 was $9.8 million, primarily related to the Augmentix acquisition related to the common control owner of $9.7 million.

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance to this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of September 30, 2009, we had this required amount on deposit.

We incurred negative cash flows from operations in 2008 and the first nine months of 2009. Our combined working capital plus long-term investments position has decreased by approximately $3 million per quarter for the past four quarters. In order to improve profitability and enhance cash flow, we shifted our focus away from commodity component markets towards vertical computing segments. On December 17, 2008, we announced our plan to terminate manufacturing of our Memory Solutions business in the first quarter of 2009. We continue to receive royalties with respect to our stacking patent portfolio but have transferred our memory and stacking customers and certain manufacturing assets to third parties. In addition, we have undertaken, and will continue to undertake, cost reductions to reduce our operating expenses. Also, we expect to receive payments from two sources in the near future. First, as set forth in “Subsequent Events” below, we expect to receive approximately $7.5 million in December 2009 in connection with our status as a claimant in the In Re Dynamic Random Access Memory (DRAM) Antitrust Litigation. Second, also as set forth in “Subsequent Events” below, we expect to receive a tax refund of approximately $5.0 million at such time as our revised returns can be prepared and approved by the IRS. Based on these changes in our business operations and the receipt of these two payments, we believe that our current assets, including cash and cash equivalents, investments and expected cash flow, will be sufficient to fund our operations, our anticipated additions to property, plant and equipment, interest payments and any share repurchases under our stock repurchase program for at least the next 12 months. Notwithstanding this situation, as set forth under “Management’s Discussion and Analysis – NASDAQ Update,” in examining our liquidity and our position with NASDAQ, our Board of Directors has considered delisting from NASDAQ and deregistering our shares to eliminate the expense of being a public company. The Board has not made any decisions with respect to delisting or deregistering our shares.

It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could try to raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. However, we cannot assure that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Manufacturing Relationship

In addition, we have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. In addition, by transferring inventory to this third party, the financial failure of this third party could freeze this inventory, preventing us from accessing it and using it for our products. As our sales increase, these amounts will increase. As of September 30, 2009, our accounts receivable reflects amounts owed to us of $8.7 million related to this transfer of inventory. Additionally, our liability to our vendors for the production of finished goods and inventory delivered by the manufacturer relating to certain of our products was approximately $9.3 million.

Convertible Notes

If our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes of approximately $10.1 million, which could result in the note holders requiring immediate payment in full of the principal balance and interest of the notes.

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

Deferred Revenue. Our agreement with our largest OEM related to sales of a specific product line allows for price reductions, issued as rebates, as certain volume levels of shipments are reached. The per-unit price of lower-quantity tiers is variable above a certain minimum price, since the price can be retroactively adjusted downward if certain volume levels are satisfied. Pursuant to FASB ASC Topic 605, we consider these pricing changes as a right of return and defer the amount of rebate that could occur until the end of the period when the actual volume levels are reasonably estimable. We estimate the amount of sales based on experience as well as forecasts provided by our OEM. Revenue above the fixed minimum price is deferred until the actual volume levels are achieved. The estimate is revised each reporting period and is ultimately adjusted to actual at the end of the year.

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

Warranty. We warrant products for periods up to 37 months following the manufacture of our products. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs increase, our warranty costs to support the products in the field could increase.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB ASC Topic 718 using the modified prospective transition method. Under the fair value recognition provisions of FASB ASC Topic 718, we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105 to establish the FASB Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to non-governmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. FASB ASC Topic 105 is effective for interim or annual periods ending after September, 15, 2009. The adoption of FASB ASC Topic 105 did not have a material impact on our financial position, results of operations, cash flows or disclosures.

Subsequent Events

We have evaluated subsequent events through November 13, 2009, the filing date of this Quarterly Report on Form 10-Q.

IPotential, LLC Agreement

Effective October 30, 2009, we entered into an agreement with IPotential, LLC (IPotential), regarding the sale of our memory patent portfolio. IPotential has agreed to act as our exclusive representative in connection with the sale of our memory patents, and we have agreed to pay IPotential a commission with this sale.

Reverse Stock Split

Effective October 29, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock. Our common stock will trade on a split-adjusted basis under the temporary NASDAQ ticker symbol “ENTND” until November 30, 2009. Following this date, the stock will resume trading under the symbol “ENTN.”

The objective of the reverse stock split was to regain compliance with NASDAQ’s $1 minimum bid rule. The total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 47 million shares to approximately 4 million shares. The number of common shares related to the company’s convertible notes and stock options has been automatically proportionately adjusted to reflect the reverse split.

Under the terms of the reverse split, stockholders holding 12 or more shares of Entorian common stock at the close of business September 23, 2009 received one new Entorian share for every 12 shares held. Stockholders holding fewer than 12 shares received cash consideration in lieu of fractional shares.

DRAM Settlement

We are a claimant in the class action antitrust litigation entitled In Re Dynamic Random Access Memory (DRAM) Antitrust Litigation pending in the United States District Court of the Northern District of California (the Court). A settlement was reached in this litigation, subject to approval by the Court. Pursuant to terms of the settlement, claimants who purchased DRAM from April 1, 1999 through June 30, 2002 were able to make claims for recovery, based on evaluation and approval by the Court. We purchased DRAM in this time period and submitted a claim with the claims administrator. On October 28, 2009, the judge approved the final distribution of funds pursuant to this settlement, although the approval is subject to a 30-day appeal period, which terminates on November 27, 2009.

Based on the approved settlement, the claims administrator informed us that we are scheduled to receive approximately $7.5 million, with payment to be made in December 2009. However, any distribution is subject to this 30-day appeal period, so this amount and timing could change.

Worker, Homeownership, and Business Assistance Act of 2009

On November 6, 2009, Congress enacted the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years, compared to two years prior to enactment of the Act. This change will allow us to carry back our 2008 taxable losses to years not previously available to us, and receive an additional refund of approximately $5.0 million of previously paid Federal income taxes. We fully reserved the deferred tax assets related to this refund at December 31, 2008 and September 30, 2009.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. At September 30, 2009, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. From time to time, we may have amounts on deposit with financial institutions that are in excess of the federally insured limit of $250,000; however, the majority of our deposits are held in accounts insured by the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides an unlimited guarantee through December 31, 2009. We have not experienced any losses on deposits of cash and cash equivalents.

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

Our short-term investments include approximately $6.5 million in ARS. During the first quarter of 2008, auctions for certain of these securities began to fail. The funds associated with failed auctions are not expected to be accessible until June 30, 2010, or until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our ARS has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. See Note 4, “Investments,” for additional information.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that materially affected, or were reasonably likely to materially affect, such internal control over financial reporting.

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

We may not be able to increase our revenue or become profitable and our operating results are likely to fluctuate, which may cause the trading price of our common stock to decline.

We may not be able to increase revenue or generate gross profits or net income. Our revenue and operating results have fluctuated over the past several quarters and are likely to continue to do so, causing our stock price to fluctuate. If our revenue or operating results decline, the market price of our common stock could decline substantially.

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Quarterly Report on Form 10-Q and the following additional factors:

•	the timing and volume of sales of our products;

•	market demand for, and changes in the average sales prices of, our products and technologies;

•	defects in our products, exposing us to product liability claims and product recalls, safety alerts or advisory notices;

•	a shortage of critical parts, which may negatively impact our ability to fulfill customer orders;

•	fluctuating demand for, and life cycles of, our products;

•	changes in our relationship with Dell, our largest customer with which we have an exclusive sales and marketing agreement regarding certain ruggedized computer notebook products;

•	inconsistency in forecasts provided to us by Dell, resulting in increased inventory exposure as we build to the current Dell forecast;

•	decreases in military spending and the budgets of federal, state and local agencies, impacting sales of our ruggedized products;

•	the failure of our ruggedized products to meet the military specification MIL-STD-810F, which is the required specification for products to be considered rugged;

•	operational risks from our reliance on suppliers, subcontractors and third-party manufacturers for the production of ruggedized products;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to have manufactured and shipped products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	our ability to enter into new licensing arrangements, and the terms and conditions for payment to us of license fees under those arrangements;

•	changes in our royalties caused by changes in demand for products incorporating semiconductors that use our licensed technologies;

•	changes in our products and technologies;

•	seasonal purchasing patterns for our products, with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute products and technologies;

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

Presently, Dell is our only customer for our rugged notebooks. Revenue from Dell will represent a substantial percentage of our total revenue in 2009. The initial term of our contract with Dell ends in August 2010, although the contract automatically renews unless either party terminates it at least 180 days before the end of the applicable term. If Dell reduces or discontinues its business with us, our business, financial condition and results of operations could be adversely affected.

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

We rely on sales forecasts provided by Dell on a monthly basis. We build our rugged notebooks to these forecasts as they are provided to us, which may result in increased inventory exposure in the event Dell reduces its forecast after we have procured materials. Any such reduced forecast by Dell could have a material and adverse effect on our operating results. Additionally, the lead time to procure and ship materials may exceed the period covered by forecasts. In those circumstances, we estimate our inventory requirements, but if our estimates are inaccurate, we will bear the cost of holding the inventory or may incur additional costs to acquire additional inventory on an expedited basis.

Our relationship with a third-party manufacturer presents certain risks to us that could negatively affect our business, results of operations and financial condition.

We have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. A large percentage of our accounts receivable balance at the end of the quarter is with this third party. This is partially offset by a balance in accounts payable due to this third party for finished goods. In addition, by transferring inventory to this third party, the financial failure of this third party could freeze this inventory, preventing us from accessing it and using it for our products. As our sales increase, these amounts will increase.

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

We do not comply with the continuing listing requirements of The NASDAQ Stock Market, which could result in delisting our securities, and which could limit investors’ ability to trade in our securities and trigger repayment obligations we have regarding our outstanding notes.

NASDAQ requires that the market value of publicly held shares be at least $5 million. If the market value of publicly held shares is below $5 million for 30 consecutive days and NASDAQ notifies us of this deficiency, we would have 90 days to comply. The market value of our publicly held shares has ranged from approximately $3.6 million to approximately $5.4 million since September 1, 2009. On November 6, 2009, NASDAQ called us, informing us that our thirtieth consecutive trading day below $5 million would be November 16, 2009, unless our stock price increased prior to November 16, 2009. As of November 12, 2009, the market value of our publicly held shares was approximately $4.5 million.

In the event we do not satisfy this requirement, we could explore issuing additional shares to increase the value of our publicly held shares, although there is no certainty that we could do so in the time period required by NASDAQ, if at all. As an alternative, our Board of Directors may decide to delist from NASDAQ. In addition, given the ongoing costs associated with public reporting, our Board could elect to deregister our shares under the Exchange Act. If our stock is delisted for a period of 20 consecutive trading days, this event would constitute an event of default under our outstanding convertible notes, which could result in the note holders requiring immediate payment in full of the principal balance and interest of the notes.

If our common stock is delisted by NASDAQ, the trading market for our common stock would be adversely affected, as price quotations would not be as readily obtainable, which would likely have a material adverse effect on the market price of our common stock and on the ability of stockholders to buy or sell our shares. If we deregister our shares from the Exchange Act, there will be no public market for our shares.

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

We leased our manufacturing facility in Reynosa, Mexico, and have listed the facility for sale. There are many legal and regulatory issues we face, and regulations with which we must comply, as a result of our decision to close this facility. In addition, we may not be able to sell our facility. If we encounter regulatory or other issues, or if we are unable to sell our facility, our financial condition and results of operations could be adversely affected.

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

If we experience a decline in revenue due to any of the factors described in this section entitled “Risk Factors,” or otherwise, we could have difficulty paying amounts due on our indebtedness. Although the Notes mature in 2010, the holders of the Notes may require us to repurchase their Notes prior to maturity under certain circumstances, including specified fundamental changes such as the sale of a majority of the voting power of the Company. If we are unable to generate sufficient cash flow or are otherwise unable to make required payments, or if we fail to comply with the various requirements of the Notes, including continued listing on a stock exchange, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness that we may have outstanding at such time. Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition.

Conversion of the Notes would dilute the ownership interests of existing stockholders.

Certain former Augmentix stockholders have the right to convert the principal and any unpaid interest into our common stock at a conversion price of $30.00 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of the Company or (iii) the redemption of all of the outstanding principal amount of the Notes. The conversion of some or all of the Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

If our product failure rates increase, Dell could terminate our relationship and we could be subject to increased warranty costs, both of which could have a material adverse effect on our results of operations and financial condition.

We warrant products for periods up to 37 months following the manufacture of our products. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs increase, our warranty costs to support the products in the field could increase, which could have a material and adverse effect on our results of operations and financial condition. In addition, in the event of excessive product failure rates, Dell could terminate its contract with us, which would also have a material and adverse effect on our results of operations and financial condition.

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

Dell expects us to deliver products and new designs within certain cost parameters, and our ability to pass unexpected design or manufacturing costs on to Dell is limited. We also experience pressure to reduce our margins. Accordingly, if we are unable to design or procure ruggedized notebook products efficiently, our business model could be unprofitable.

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

As discussed in Note 4 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, our investment securities consist of ARS, which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our ARS will impact our ability to fund our ongoing business operations. However, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market. During October 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our ARS to them at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. As of June 30, 2009, we reclassified our ARS and related put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010.

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

Austin Ventures beneficially owns approximately 79% of our outstanding common stock. Because Austin Ventures and its affiliates own more than 50% of our common stock, we are considered a “controlled company” under NASD Marketplace Rule 4350(c)(5), and we are exempt from NASD rules that would otherwise require that our board of directors consist of a majority of independent directors. As a “controlled company,” we also are exempt from NASD rules that require the compensation of officers and the nomination of company directors be determined by a committee of independent directors or a majority of independent directors. Our board of directors currently consists of eight directors, of which three qualify as independent directors under NASD rules. As long as Austin Ventures beneficially owns a majority of our outstanding common stock, Austin Ventures will continue to be able to elect all members of our board of directors. Purchasers of our common stock will not be able to affect the outcome of any stockholder vote until Austin Ventures beneficially owns less than a majority of our outstanding common stock. As a result, Austin Ventures will control all matters affecting us, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to our purchase of our common stock during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July	1,474	$3.51	1,474	Approx. $6.7 million
August	8,812	$4.32	8,812	Approx. $6.7 million
September	3,391	$5.54	3,391	Approx. $6.7 million

Total	13,677	$4.54	13,677

(1)	On February 2, 2006, our Board of Directors renewed our existing $15.0 million stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit Number		Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation					X

3.2	Certificate of Ownership and Merger	8-K	000-50533	3.1	2/27/08

3.3	Amended and Restated Bylaws	10-Q	000-50553	3.3	5/15/08

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04

10.1	Patent Broker Agreement by and between Entorian and IPotential, LLC, dated October 30, 2009.					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

/s/ Stephan B. Godevais
Stephan B. Godevais President and Chief Executive Officer Date: November 12, 2009

/s/ W. Kirk Patterson
W. Kirk Patterson Senior Vice President and Chief Financial Officer Date: November 12, 2009