Form 10-K
period 2009-12-31
ENTORIAN TECHNOLOGIES INC
filed 2010-03-30
CIK 866830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,484,100 (assuming, for this purpose, that directors, executive officers and the investment funds affiliated with Austin Ventures, L.P. are deemed affiliates).

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of February 26, 2010, was 3,874,579.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Until July 2008, we focused exclusively on providing advanced module and system-level products for high-reliability and high-performance markets by offering stacking services, as well as memory module services, as explained in more detail below. Through June 30, 2008, we reported our revenue under one segment, called our Memory Solutions business.

On July 14, 2008, we acquired Augmentix Corporation (Augmentix). Augmentix primarily re-engineers and “ruggedizes” certain Dell® products to provide solutions with the latest technologies, high performance levels, enhanced functionality and reliability, and the potential for a low total cost of ownership for mission-critical, rugged computing solutions. As a result of this acquisition, we reported our revenue under two segments, Memory Solutions and Rugged Technology Solutions.

With our acquisition of Augmentix, we shifted our focus away from commodity component markets towards vertical computing segments. During the fourth quarter of 2008, we announced our plan to close manufacturing activities of our Memory Solutions business in the first quarter of 2009. We continued to license our extensive stacking patent portfolio, but transferred our memory and stacking customers and certain manufacturing assets to third parties. We took this action because it became challenging to maintain a long-term profitable outlook for this part of our business.

Specifically, with respect to our stacking business, we transferred manufacturing to one of our licensees, SMART Modular Technologies, Inc. (SMART), in the first quarter of 2009. We manufactured stacks during the first quarter of 2009, and closed our manufacturing facility located in Reynosa, Mexico by the end of the first quarter of 2009. With respect to our memory module business, we transferred certain assets to TriCor Technologies, Inc. in January 2009.

This Item 1 addresses our business as we operated it in 2009 under our “Rugged Technology Solutions business,” as well as a summary of our ongoing licensing business. Following these two sections, we have addressed other elements of our business on a combined basis.

In addition, the terms “Entorian,” “we,” “us” and “our” refer to Entorian Technologies Inc. and all of its subsidiaries that are consolidated in conformity with United States generally accepted accounting principles.

Rugged Technology Solutions Business

Overview

Through Augmentix Corporation, a wholly owned subsidiary, we develop innovative, highly differentiated and leveraged solutions for Dell Inc. (Dell), enabling us to address targeted vertical markets representing incremental growth opportunities. Our rugged notebook solutions, which we sell to Dell as part of an engineering and manufacturing relationship, redefine the value customers should expect from military standard (MIL-STD 810) rugged devices.

We also re-engineer and ruggedize Dell PowerEdge™ servers to provide leveraged solutions that are setting new standards for rugged servers with the latest technologies, extreme performance levels and enhanced functionality and reliability.

Our business model allows us to competitively challenge traditional original development manufacturers (ODMs) by providing meaningful benefits to customers through the delivery of highly leveraged, cost-effective and differentiated “turnkey” vertical market solutions. Leveraging the core electronics, software, sales and services of Dell, with our rugged and functionality innovations, customers enjoy extensive benefits, including advanced performance, expanded functionality and a common IT platform. This commonality translates into more efficient, cost-effective IT system deployment, management and maintenance, enabling the potential for lower product lifecycle costs.

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

Dell Latitude™ XFR.    We engineer and have produced Dell’s rugged XFR notebooks.

Dell Latitude E6400 XFR Fully Rugged Laptop with Ballistic Armor.    The E6400 XFR has been designed and independently tested to military standards (MIL-STD 810F), IEC internal standard for protection provided by enclosures (IEC60529), UL standards for use in hazardous material conditions (UL1604) and other emission, immunity and electrostatic discharge control (ESD) requirements. The XFR is available with a standard, optically enhanced 14.1” WXGA LCD or with an integrated touch screen. Our QuadCool™ thermal management system protects core system electronics via a sealed thermal transfer bay, and enables the reliable use of high performance Intel® mobile processors and chipsets in extreme temperature conditions. Our exoskeleton and thermo-elastomer system provides superior protection against drops, shocks and vibration conditions. Our shock isolation and dampening technology protects key system components while exposed to similar conditions. DirectVue™ is an advanced optical technology that provides superior LCD viewability in outdoor (sunlight) conditions and impact protection. Our ingress protection system provides protection from the ingress of blowing rain and dust. Collectively, our innovative designs support reliable operation of the XFR in challenging environmental conditions and provide the potential for enhanced system uptime and availability.

Dell Latitude XT2 XFR—Rugged Convertible Tablet PC with Multi-Touch Technology.    The Latitude XT2 XFR is Dell’s third rugged notebook system and is based on the Latitude™ XT2. It is the industry’s first rugged tablet PC featuring capacitive multi-touch technology, which allows the user to use natural gestures such as scrolling, panning, rotating or zooming. Latitude XT2 XFR is also the smallest 12.1” convertible tablet PC available with many options for outstanding usability and user productivity. Real world rugged, tested and third-party certified to MIL-STD 810G, IP54, and UL1604 standards, the Latitude XT2 XFR can be equipped with wireless LAN, mobile broadband, GPS, and camera to get essential information. The XT2 XFR provides all of the features and benefits of the Dell Latitude XT2 in a MIL-STD rugged design. The XT2 XFR combines critical solution elements and ergonomic mobility all in a cost-effective solution that is ideal for vertical applications, such as field service, field sales, industrial manufacturing, as well as first responders, federal and other government applications. The XT2 XFR appeals to customers that require a combination of convertible flexibility, MIL-STD ruggedness, mobility, Dell commonality, and solution elements at a value-based price point.

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

Rugged Augmentix A+ Servers.    We re-engineer and ruggedize Dell PowerEdge servers for customers that demand greater durability and heightened server management in rack dense and transit case applications. The A+R200 and A+1950 rugged servers are designed and independently tested to select military standards (810F), and safety standards for use in mission-critical applications. Our servers are housed in dense, re-enforced chassis that have been depth-optimized (shortened) to fit into many military rack and transit case deployments. Our multi-channel forced convection cooling system, floating shock isolation storage carriers and vibration dampening compression layers, and our contamination filtration system support reliable operation in extreme temperature, humidity, shock, vibration and altitude conditions. Customers get advanced tier 1 performance and manageability in a Dell-based platform, along with MIL-STD ruggedization, to address the expanding needs of mission critical military applications. In addition, based on our leveraged model, we provide the potential for a lower total cost of ownership over the product lifecycle.

Our Customers

Rugged Notebook Solutions

Our rugged notebook solutions are sold exclusively to Dell, as set forth in a contract that requires we sell only to Dell unless certain minimum levels of sales are not achieved. Dell markets and sells the XFR systems in North America and Europe through its commercial business units covering military, public safety, health care, education and a range of industrial markets.

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

Our Sales and Marketing

For our rugged notebooks, our sales and marketing strategy has been focused on providing dedicated planning and tactical support through the product lifecycle. Working closely with Dell, we have developed a collaborative methodology that includes:

•	market and customer research that feeds concept development;

•	product definition and target market validation;

•	product launch, training and education tools and programs; and

•	field sales engagement supporting Dell’s teams.

The value we deliver to Dell is based on an in-depth understanding of the markets, customers and solution elements for the turnkey vertical market solutions we provide. We generate new business opportunities by working closely with Dell at both the strategic and tactical level. We continue to leverage successful project wins and deployments within our primary vertical markets, while developing sales and marketing programs for expansion into additional segments.

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

Our Growth Strategy

Our vision is to be the most innovative, vertical, computing solution provider for mission-critical environments. We intend to continue to define and develop vertically oriented solutions for defined target markets, and develop innovative OEM-leveraged solutions that provide incremental growth and profitability opportunities for our customers. With respect to our current rugged notebook solutions, we believe there are measurable expansion opportunities into new geographical regions and additional vertical markets, in addition to deeper penetration into the U.S federal market. With respect to new vertical market solutions, we believe the demand for additional rugged form factors and platforms will accelerate as the general workforce, as well as federal and industrial personnel, become more mobile.

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

During October 2008, we entered into a minimum purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of $0.2 million by March 31, 2009, an additional $0.3 million by September 30, 2009 and an additional $0.5 million by March 31, 2010. During December 2009, we entered into an amendment related to this agreement, which amended the remaining minimum purchase terms to stipulate the purchase of an additional $1.3 million of product by June 1, 2010. As of December 31, 2009, we had fulfilled the minimum purchase requirement within the agreed-upon time frame.

Our Manufacturing

For our OEM-produced rugged notebook solutions, sub-assemblies are manufactured, tested and quality checked in Juarez, Mexico by an ISO-certified (9001:9002) contract manufacturer.

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

Research and development expense for the year ended December 31, 2009 was $8.4 million, or 18.7% of total revenue, which reflected an increase of $1.0 million, or 13.5%, compared with research and development expense of $7.4 million, or 13.3% of total revenue for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, research and development expense included stock-based compensation expense of approximately $0.3 million and $0.4 million, respectively. The increase in research and development expense during 2009, relative to 2008, was primarily due to the addition of development costs associated with our rugged technology products as a result of our acquisition or Augmentix in July 2008, partially offset by our decision to exit manufacturing in our memory segment.

Our Intellectual Property

As of January 31, 2010, our Rugged Technology Solutions business had three issued patents and 13 pending patent applications. The patents and applications primarily relate to various ruggedization methods to improve our products.

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

Our largest competitor in the rugged notebook market is Panasonic Corporation (Panasonic), which has over 50% of the total market share. Panasonic offers the Toughbook line, including the Toughbook 30 and the Toughbook 19, which compete with the Latitude E6400 XFR and the Latitude XT2 XFR. Both of the Dell Latitude XFRs provide customers with meaningful benefits over Panasonic’s Toughbooks, including (i) commonality (for example image, drivers, and BIOS) with Dell’s mainstream notebooks that simplifies IT management and provides the potential for a lower total cost of ownership, (ii) better overall performance package based on standard voltage Intel mobile processors and chipsets, (iii) bigger, wide-aspect 14.1” WXGA LCD with DirectVue that offers enhanced clarity and contrast in outdoor (sunlight) conditions, and (iv) better standard support and service offerings with a broader set of IT deployment, management and lifecycle management tools and programs. Today, both products offer a similar degree of ruggedization based on independent military (MIL-STD), IEC (IP) and UL1604 testing. Panasonic will continue to represent a competitive threat, given its size, resources, length of time selling its rugged products, as well as other factors.

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

Memory Solutions Business

Overview

In 2008, we were a provider of advanced electronic systems and sub-systems for enterprise, consumer and other high-growth markets. Our thin, small outline package (TSOP) and ball grid array (BGA) memory stacking solutions increased operational performance by doubling, tripling or quadrupling the amount of memory in the same physical footprint as required by standard packaging technologies. Our ArctiCore® technology is a module technology using a double-sided, multi-layer flexible circuit folded around an aluminum core and was designed for superior thermal, mechanical and electrical performance. Our other memory module technologies enable custom, as well as JEDEC-standard, registered dual in-line memory modules (R-DIMMs), fully buffered dual in-line memory modules (FB-DIMMs) and small outline dual in-line memory modules (SO-DIMMs), with the characteristics of high-density and thermal efficiencies. With an IP portfolio of approximately 200 patents and patent applications pending, in 2008, we offered flexibility for customers, including outsourced manufacturing, technology licensing and custom engineering. Headquartered in Austin, Texas, we operated two ISO-certified manufacturing facilities in 2008 in Irvine, California and Reynosa, Mexico. During the second quarter of 2008, we terminated manufacturing in Irvine, California, and in the first quarter of 2009, we terminated manufacturing in Reynosa, Mexico and shut down this business

We continue to license our intellectual property. As of January 31, 2010, our Memory Solutions business had 149 issued patents and 41 pending patent applications. These patents expire from time to time over the next 15 years.

We have two ongoing license agreements, one with Samsung Electronics Co., Ltd. (Samsung) and one with SMART. Under these license arrangements, Samsung is licensed to manufacture and sell memory modules containing stacked chips incorporating our leaded-package stacking technologies and intellectual property, and SMART is licensed to manufacture and sell our ArctiCore technologies as well as our Performance and High Performance Stakpak and FlashStak products. Samsung has stated that it is not currently using our technologies, so it is not paying us royalties.

Effective October 30, 2009, we entered into an agreement with IPotential, LLC (IPotential), regarding the sale of the memory patent portfolio for our memory solutions technologies. IPotential has agreed to act as our exclusive representative in connection with the sale, and we have agreed to pay IPotential a commission in connection with this sale.

Combined businesses

Our Employees

As of February 26, 2010, we had 47 full-time employees.

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

The objective of the reverse stock split was to regain compliance with NASDAQ’s $1 per share minimum bid rule. The total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 47 million shares to approximately 4 million shares. The number of common shares related to the company’s convertible notes and stock options has been proportionately adjusted to reflect the reverse split.

Under the terms of the reverse split, stockholders holding 12 or more shares of Entorian common stock at the close of business September 23, 2009 received one new Entorian share for every 12 shares held. Stockholders holding fewer than 12 shares received cash consideration in lieu of fractional shares.

Delisting and Deregistration

On March 1, 2010, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, our listed securities did not meet the minimum market value of publicly held shares required for continued inclusion on The NASDAQ Global Market. On March 10, 2010, we submitted a formal notice to NASDAQ of our decision to voluntary delist our common stock from the NASDAQ Global Market and our intent to file a Form 25 with the SEC and NASDAQ to delist our common stock on or about March 22, 2010, with the delisting taking effect no earlier than ten days thereafter. We filed a Form 25 on March 22, 2010, and we expect that the last day of trading of our common stock on the NASDAQ Global Market will be on March 31, 2010. After filing the Form 25, we also intend to terminate the registration of our common stock and suspend our reporting obligations under the Securities Exchange Act of 1934 (the Exchange Act) by filing a Form 15 with the SEC on or about April 2, 2010. We anticipate that our common stock will be quoted on the Pink Sheets®, an electronic quotation service for over-the-counter securities, and we intend to continue to provide information to our stockholders and to take such actions within our control to enable our common stock to be quoted in the Pink Sheets so that our stockholders will have a place to trade their shares. There is no guarantee, however, that a broker will continue to make a market in our common stock, that we will be able to take the actions required to enable our shares to be quoted in the Pink Sheets, or that trading of our common stock will continue on the Pink Sheets or otherwise. See Note 26, “Subsequent Events,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the delisting of our common stock from the NASDAQ Global Market and deregistering our common stock under the Exchange Act.

Convertible Notes

In July 2008, we entered into senior secured convertible notes (the Notes) in the amount of approximately $10.7 million with an annual interest rate of 6% with certain stockholders of Augmentix when we acquired Augmentix. The note holders included Austin Ventures VIII (one of our affiliates), Centennial Ventures VII, Centennial Entrepreneurs VII, G-51 Capital Fund III, G-51 Capital Affiliates Fund III, Comerica Incorporated and Square One Bank. In June 2009, we finalized a working capital adjustment, which resulted in an adjustment to the working capital in our favor of approximately $0.6 million. The convertible notes were reduced from approximately $10.7 million to approximately $10.1 million. Interest payments were due each January 31 and July 30, with the principal due on December 31, 2010. The former Augmentix stockholders had the right to convert the principal and any unpaid interest into our common stock at a conversion price of $30.00 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of Entorian or (iii) the redemption of all of the outstanding principal amount of the notes. At any time subsequent to the issuance of the convertible notes, we had the right to redeem the notes for the redemption amount, which was equal to the outstanding principal balance plus accrued interest, with at least 30 days prior written notice.

Effective December 10, 2009, we entered into an agreement with all of the holders of the Notes to pay 80% of the principal amount of the face amount of each note, plus accrued interest through the payment date, in exchange for a full release from the notes. We paid an aggregate of approximately $8.3 million, including interest, to these holders on December 10, 2009 and recorded a gain on the debt extinguishment of approximately $2.0 million. We have no other long-term debt.

Liquidity

We incurred negative cash flows from operations in 2009 and 2008. In order to improve profitability and enhance cash flow, we shifted our focus away from commodity component markets towards vertical computing segments. In 2009, our combined cash plus investments position decreased by an average of approximately $3 million per quarter, which will not be sustainable in future periods. We have undertaken, and will continue to undertake, cost reductions to reduce our operating expenses, including deregistering our shares of common stock, although we cannot provide assurance that we will be able to reduce our operating expenses to a sufficient degree to become profitable. Our ability to reduce, or eliminate, the decline in cash and investments is highly dependent on our success in achieving these operating expense reductions and on increasing revenue through the continued customer acceptance of our rugged solutions.

On March 9, 2010, we received $6.3 million in tax refunds from the United States Treasury, primarily as a result of tax carryback claims, and expect to receive an additional $0.9 million during the remainder of 2010.

Dell Relationship

We are dependent upon an exclusive contract with Dell for revenue generated from the sale of our ruggedized notebook products, which represents substantially all of our revenue, and in the event of any adverse change to our relationship with Dell, our business, financial condition and results of operations could be adversely affected.

Currently, Dell is our only customer for our rugged notebooks. Revenue from Dell represented a substantial percentage of our total revenue in 2009. The initial term of our contract with Dell ends in the third quarter of 2010, although the contract automatically renews unless either party terminates it at least 180 days before the end of the applicable term. If Dell reduces or discontinues its business with us, our business, financial condition and results of operations could be adversely affected.

In addition, we heavily rely on the Dell sales force to sell our ruggedized notebook products and the Dell service organization to provide support to us. If we experience issues regarding insufficient training or lack of sales efforts by the Dell sales force, the decline in sales of our ruggedized notebook products could have a material and adverse effect on our operating results.

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

We incurred negative cash flows from operations in 2009 and 2008. In 2009, our cash plus investments position decreased by an average of approximately $3 million per quarter. We may not be able to increase revenue or generate gross profits or net income. Our revenue and operating results have fluctuated over the past several quarters and are likely to continue to do so, causing our stock price to fluctuate. If our revenue or operating results decline, the market price of our common stock could decline substantially.

Factors that may contribute to fluctuations in our revenue and operating results include the risk factors discussed elsewhere in this Annual Report on Form 10-K and the following additional factors:

•	the timing and volume of sales of our products;

•	market demand for, and changes in the average sales prices of, our products and technologies;

•	defects in our products, exposing us to product liability claims and product recalls, safety alerts or advisory notices;

•	a shortage of critical parts, which may negatively impact our ability to fulfill customer orders;

•	fluctuating demand for, and life cycles of, our products;

•	changes in our relationship with Dell, our largest customer with which we have an exclusive sales and marketing agreement regarding certain ruggedized computer notebook products;

•	inconsistency in forecasts provided to us by Dell, resulting in increased inventory exposure as we build to the current Dell forecast;

•	decreases in military spending and the budgets of federal, state and local agencies, impacting sales of our ruggedized products;

•	the failure of our ruggedized products to meet the military specification MIL-STD-810, which is the required specification for products to be considered rugged;

•	operational risks from our reliance on suppliers, subcontractors and third-party manufacturers for the production of ruggedized products;

•	changes in the level of our operating expenses;

•	our ability to develop new products that are successfully qualified and utilized by customers;

•	our ability to have manufactured and shipped products within a particular reporting period;

•	deferrals or cancellations of customer orders in anticipation of the development and commercialization of new technologies or for other reasons;

•	changes in our products and technologies;

•	seasonal purchasing patterns for our products, with lower revenue generally occurring in the first and second quarters;

•	the timing of the introduction by others of competing, replacement or substitute products and technologies;

•

our ability to enforce our intellectual property rights or to defend claims that we infringe the intellectual property rights of others, as well as our ability to protect our intellectual property, and the significant costs to us of related litigation; and

•	general economic conditions that may affect demand for our products.

We are dependent upon an exclusive contract with Dell for revenue generated from the sale of our ruggedized notebook products, which represents substantially all of our revenue, and in the event of any adverse change to our relationship with Dell, our business, financial condition and results of operations could be adversely affected.

Presently, Dell is our only customer for our rugged notebooks. Revenue from Dell represented a substantial percentage of our total revenue in 2009. The initial term of our contract with Dell ends in the third quarter of 2010, although the contract automatically renews unless either party terminates it at least 180 days before the end of the applicable term. If Dell reduces or discontinues its business with us, our business, financial condition and results of operations could be adversely affected.

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

Our cash position has decreased, and if it continues to decrease, it could have a material and adverse effect on our business, financial condition and results of operations.

It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could try to raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. However, we cannot assure that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or by issuing convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

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

We have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. A large percentage of our accounts receivable balance at the end of the year was with this third party. In addition, by transferring inventory to this third party, the financial failure of this third party could freeze this inventory, preventing us from accessing it and using it for our products. As our sales increase, these amounts will increase.

Budget constraints of the U.S. military, federal, state and local governments could negatively impact sales of our ruggedized products, which could materially and adversely affect our operating results.

We market to the various branches of the U.S. military as potential customers of our ruggedized products, as well as other state and local governments. Any decrease in spending by these agencies or a change in the current political situation or overall market conditions may negatively impact sales of our ruggedized products, which could materially and adversely affect our operating results.

In the event of a failure of our ruggedized products to meet the military specification MIL-STD-810, our business, financial condition and results of operations could be adversely affected.

Our products are ruggedized to meet (and in some cases, exceed) the military specifications MIL-STD-810. Created by the U.S. government, the MIL-STD-810 specifications cover a broad range of tests that measure the durability of equipment used under harsh conditions. A failure to meet this standard would result in our products not qualifying as “rugged” products, which could have a material and adverse effect on our operating results. In addition, this standard could change, third-party components could fail to meet the required specifications, or a third-party manufacturer could fail to produce our products according to the required specifications, each of which could also have a material and adverse effect on our operating results.

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

We partially rely on Dell to purchase products from inventory hubs so that we can receive payment for our products. If Dell does not take possession of these products, we will not be paid, which could materially and adversely affect our business, financial condition and results of operations.

We stock certain of our products in hubs based on a forecast from Dell, from which Dell purchases products and pays us after taking possession. If we stock these hubs but Dell does not purchase our products, this could result in an increase in our inventory levels, as well as an increase in our working capital exposure, since we are required to pay our suppliers prior to receiving payment from Dell. This could materially and adversely affect our business, financial condition and results of operations. In the future, our supply chain with Dell may change, which could impact our inventory levels, our working capital exposure, as well as our cash position.

In the event of product failures, Dell could terminate our relationship and we could be subject to increased warranty costs, as well as additional costs, all of which could have a material adverse effect on our results of operations and financial condition.

We warrant products for periods up to 37 months following the manufacture of our products. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs increase, our warranty costs to support the products in the field could increase, which could have a material and adverse effect on our results of operations and financial condition. In addition, our agreement with Dell requires that we pay for all costs that Dell incurs (whether or not the warranty continues to apply) with respect to defects in the design, manufacturing process or material of a product that constitute an epidemic failure, which term is defined as a specific defect found in 0.5% of a type of product delivered during any one-month period. In the event of an epidemic failure and we are held responsible for all costs that Dell incurs in repairing or replacing the products in question, it could have a material advance effect on our results of operations and financial condition. Finally, in the event of excessive product failure rates, Dell could terminate its contract with us, which would also have a material and adverse effect on our results of operations and financial condition.

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

We are delisting our common stock from NASDAQ and deregistering our common stock with the SEC, which could result in a decline in our stock price and could limit investors’ ability to trade in our securities.

On March 10, 2010, we submitted a formal notice to NASDAQ of our decision to voluntary delist our common stock from the NASDAQ Global Market and our intent to file a Form 25 with the SEC and NASDAQ to delist our common stock on or about March 22, 2010, with the delisting taking effect no earlier than ten days thereafter. We filed a Form 25 on March Dra22, 2010, and we expect that the last day of trading of our common stock on the NASDAQ Global Market will be on March 31, 2010. After filing the Form 25, we also intend to terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act by filing a Form 15 with the SEC on or about April 2, 2010. We anticipate that our common stock will be quoted on the Pink Sheets, an electronic quotation service for over-the-counter securities, and we intend to continue to provide information to our stockholders and to take such actions within our control to enable our common stock to be quoted in the Pink Sheets so that our stockholders will have a place to trade their shares. There is no guarantee, however, that a broker will continue to make a market in our common stock, that we will be able to take the actions required to enable our shares to be quoted in the Pink Sheets, or that trading of our common stock will continue on the Pink Sheets or otherwise.

We expect the deregistration of our common stock will become effective on or about July 1, 2010. However, our reporting obligations to file certain reports with the SEC, including Forms 10-Q and 8-K, will be immediately suspended upon filing the Form 15. Other filing requirements will terminate upon effectiveness of deregistration. Our stock price has declined since we announced our intent to delist and deregister, and our stock price may continue to decline. In addition, the ability of stockholders to trade our shares may decrease.

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

We may not be able to sell our manufacturing facility in Reynosa, Mexico, which could adversely affect our financial condition and results of operations.

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

Presently, our supply chain configuration requires us to bear the expense of transporting the components of our rugged notebook products up to 10,000 miles before our manufacturing process is complete and the products are made available to our primary customer. Historically, we have heavily relied on air transportation to ship our products due to the need to deliver products in a timely manner.

If the cost of transportation increases in the future, or we are unable to decrease our reliance on transportation and decrease the distances we must transport products, we could face a decline in our gross profit margins.

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

Our future growth and success could be based in large part on our ability to reduce our dependence on Dell by developing new technologies and enhancements that can achieve market acceptance in a timely and cost-effective manner. Successful development and introduction of new technologies on a timely basis require that we:

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

The banking crisis may place our deposits with our banks at risk and the FDIC deposit insurance will not be sufficient to cover any potential loss arising from a bank failure. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash, cash equivalents and investments could impair our operations.

Austin Ventures controls us, and will continue to control us, as long as it beneficially owns a majority of our common stock.

Austin Ventures beneficially owns approximately 78% of our outstanding common stock. Because Austin Ventures and its affiliates own more than 50% of our common stock, we are considered a “controlled company” under NASDAQ rules, and we are exempt from NASDAQ rules that would otherwise require that our board of directors consist of a majority of independent directors. As a “controlled company,” we also are exempt from NASDAQ rules that require the compensation of officers and the nomination of company directors be determined by a committee of independent directors or a majority of independent directors. Our board of directors currently consists of eight directors, of which three qualify as independent directors under NASDAQ rules. As long as Austin Ventures beneficially owns a majority of our outstanding common stock, Austin Ventures will continue to be able to elect all members of our board of directors. Purchasers of our common stock will not be able to affect the outcome of any stockholder vote until Austin Ventures beneficially owns less than a majority of our outstanding common stock. As a result, Austin Ventures will control all matters affecting us, including:

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

Our principal executive offices are located at 4030 W. Braker Lane, Austin, Texas 78759. This facility consists of approximately 10,730 square feet of office space under lease through May 2010. We also lease an approximately 21,000 square foot building at 8900 Shoal Creek Boulevard, Austin, Texas 78757, through December 2010, consisting of office and research and development space. We have listed this facility for sublease.

In January 2003, we commenced manufacturing operations at our facility in Reynosa, Mexico. This facility consists of approximately 45,000 square feet, which we own. During 2009, we leased this manufacturing facility and have listed it for sale.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NASDAQ National Market since February 6, 2004. We trade under the symbol ENTN. As of March 18, 2010, there were 58 holders of record of our common stock.

Effective October 30, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock, which we accounted for retroactively and is reflected in our per share sales price presented below.

The following tables sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
2008:
Quarter Ended March 31	$24.24	$9.24
Quarter Ended June 30	$15.84	$9.12
Quarter Ended September 30	$11.40	$5.52
Quarter Ended December 31	$9.36	$1.80
2009:
Quarter Ended March 31	$4.80	$1.32
Quarter Ended June 30	$5.28	$2.04
Quarter Ended September 30	$6.48	$2.40
Quarter Ended December 31	$7.11	$3.04

Dividends

We have not declared or paid cash dividends on our common stock.

At December 31, 2009 and 2008, we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

Equity Compensation Plan Information

We currently maintain two equity compensation plans: the 2003 Amended and Restated Stock Option Plan (Option Plan), providing for the issuance of common stock to our employees, directors and consultants, and the 2006 Equity-Based Compensation Plan (Equity-Based Plan), providing for the issuance of restricted stock, restricted stock units, stock appreciation rights, bonus stock and other types of equity to our employees, directors and consultants. Effective October 30, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock, which is reflected in our common share activity presented below. The following table provides information about our common stock that may be issued upon the exercise of options under our Option Plan and upon the issuance of restricted stock units pursuant to the Equity-Based Plan as of December 31, 2009.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	674,616	$18.01	255,209
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	674,616	$18.01	255,209

(1)	Excludes restricted stock units (RSUs).

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of our common stock during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October	2,646	$5.26	2,646	Approx. $	6.7 million
November	2,128	$5.20	2,128	Approx. $	6.6 million
December	2,028	$4.53	2,028	Approx. $	6.6 million

Total	6,802	$5.02	6,802

(1)	On February 2, 2006, our Board of Directors renewed our existing $15.0 million stock repurchase program for up to $10.0 million to purchase shares of our common stock. On November 14, 2006, our Board of Directors authorized an additional $10.0 million to purchase shares of our common stock.
(2)	Excludes commissions paid.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in connection with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 of this Annual Report on Form 10-K. The Consolidated Statement of Operations for the years ended December 31, 2007, 2008, and 2009 and the Consolidated Balance Sheet data as of December 31, 2008 and December 31, 2009 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations for the years ended December 31, 2005 and 2006, and the Consolidated Balance Sheet data as of December 31, 2005, December 31, 2006, and December 31, 2007 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period. Effective October 30, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock, which is reflected in our common share activity presented below.

	Year Ended December 31,
(in thousands, except per share data)	2009		2008		2007		2006	2005
Consolidated Statement of Operations:
Total revenue	$45,058		$55,871		$40,870		$55,556	$52,526
Gross profit (loss)	$6,785		$(3,440)		$7,543		$20,686	$11,771
Loss from operations	$(14,662)		$(44,155)		$(43,056)		$(3,565)	$(12,277)
Net income (loss)	$504	(1)	$(42,587	) (2)	$(39,987	) (3)	$(454)	$(7,477)

Income (loss) per share:
Basic	$0.13		$(10.92)		$(10.18)		$(0.11)	$(1.85)

Diluted	$0.13		$(10.92)		$(10.18)		$(0.11)	$(1.85)

Shares used in computing income (loss) per share:
Basic	3,900		3,900		3,930		4,007	4,048
Diluted	3,923		3,900		3,930		4,007	4,048

	As of December 31,
(in thousands)	2009		2008		2007		2006	2005
Consolidated Balance Sheet Data:
Working capital	$24,957		$23,027		$66,335		$84,530	$79,515
Total assets	$49,187		$53,976		$99,413		$135,191	$138,349
Long-term debt	$—	(4)	$10,652		$—		$—	$—
Total stockholders’ equity	$36,073		$34,493		$91,269		$130,028	$131,284

(1)	Includes gain on litigation settlement and gain on debt extinguishment of $7.7 million and $2.0 million, respectively.
(2)	Includes expense related to the impairment of goodwill, other intangible assets and property, plant and equipment of $9.0 million, $5.9 million and $3.0 million, respectively.
(3)	Includes expense related to the impairment of goodwill of $27.9 million.
(4)	During December 2009, we paid off our convertible notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion should be read along with the audited consolidated condensed financial statements and notes included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management including, without limitation, our expectations and beliefs regarding the following: that there are measurable expansion opportunities into new geographical regions and additional vertical markets; the demand for additional rugged form factors or platforms will accelerate as the general workforce as well as federal and industrial personnel, become more mobile; fulfilling our minimum purchase requirement within the agreed-upon time frame with respect to a minimum purchase agreement we entered into with one of our suppliers; we must continue to invest in research and development to maximize potential market penetration and to grow; by providing highly differentiated and innovative, leveraged “turnkey” vertical market solutions that are supported by integrated sales and marketing programs, we create meaningful benefits to Dell; that our common stock will continue to be quoted on the Pink Sheets; that we intend to continue to provide information to our stockholders and to take such actions within our control to enable our common stock to be quoted on the Pink Sheets; that deregistration of our common stock will become effective on or about July 1, 2010; our current assets, including cash and cash equivalents, investments and expected cash flow, will be sufficient to fund our operations and our anticipated additions to property, plant and equipment for at least the next 12 months; our future success will depend in large part upon our relationships with key Dell personnel; our sales to Dell will continue to account for a substantial portion of our total revenue in the near term; we will not incur material credit losses in the foreseeable future; our current assets, including cash, cash equivalents and investments, and expected cash flows from operating activities, will be sufficient to fund our operations in 2010; the current liquidity issues related to our auction rate securities will not impact our ability to fund our ongoing business operations; we will continue to receive interest payments as long as we hold the auction rate securities; our facilities are suitable and adequate to meet our current operating needs; a ten percent change in interest rates will not have a significant impact on our interest income; the strength of our intellectual property rights is, and will continue to be, important to our business; our revenue recognition with respect to Samsung’s claim has been appropriate; our future success will depend upon our ability to attract and retain personnel; our adoption of ASU 2010-06 will not have a material impact on our financial position and results of operations; our amortization expense of $3.4 million in 2010; our exercise of our put option relating to our auction-rate securities in 2010; and the concentration of credit risk in our accounts receivable is substantially mitigated by the relatively short collection terms and the high level of credit worthiness of our customers. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “might,” “could,” “intend,” variations of these types of words and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

During the fourth quarter of 2008, we announced our plan to close manufacturing activities of our Memory Solutions business in the first quarter of 2009. We continue to license our extensive stacking patent portfolio, but transferred our memory and stacking customers and certain manufacturing assets to third parties. Following our acquisition of Augmentix, we decided to shift our focus away from commodity component markets towards vertical computing segments. As a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions.

We have an IP portfolio of approximately 200 patents and patent applications pending, many of which relate to our now-closed memory business. We are collecting royalties under one license agreement with respect to our memory patents and are exploring other strategic alternatives with respect to these patents.

Through Augmentix, we develop innovative, highly differentiated and leveraged solutions for Dell, enabling us to address targeted vertical markets representing incremental growth opportunities. Our rugged notebook solutions, which we sell to Dell as part of an engineering and manufacturing relationship, redefine the value customers should expect from military standard (MIL-STD 810) rugged devices.

We also re-engineer and ruggedize Dell PowerEdge servers to provide leveraged solutions that are setting new standards for rugged servers with the latest technologies, extreme performance levels and enhanced functionality and reliability.

Stock Split

Effective October 30, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock.

The objective of the reverse stock split was to regain compliance with NASDAQ’s $1 per share minimum bid rule. The total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 47 million shares to approximately 4 million shares. The number of common shares related to the company’s convertible notes and stock options has been proportionately adjusted to reflect the reverse split.

Under the terms of the reverse split, stockholders holding 12 or more shares of Entorian common stock at the close of business September 23, 2009 received one new Entorian share for every 12 shares held. Stockholders holding fewer than 12 shares received cash consideration in lieu of fractional shares.

Delisting and Deregistration

On March 1, 2010, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, our listed securities did not meet the minimum market value of publicly held shares required for continued inclusion on The NASDAQ Global Market. On March 10, 2010, we submitted a formal notice to NASDAQ of our decision to voluntary delist our common stock from the NASDAQ Global Market and our intent to file a Form 25 with the SEC and NASDAQ to delist our common stock on or about March 22, 2010, with the delisting taking effect no earlier than ten days thereafter. We filed a Form 25 on March 22, 2010, and we expect that the last day of trading of our common stock on the NASDAQ Global Market will be on March 31, 2010. After filing the Form 25, we also intend to terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act by filing a Form 15 with the SEC on or about April 2, 2010. We anticipate that our common stock will be quoted on the Pink Sheets, an electronic quotation service for over-the-counter securities, and we intend to continue to provide information to our stockholders and to take such actions within our control to enable our common stock to be quoted in the Pink Sheets so that our stockholders will have a place to trade their shares. There is no guarantee, however, that a broker will continue to make a market in our common stock, that we will be able to take the actions required to enable our shares to be quoted in the Pink Sheets, or that trading of our common stock will continue on the Pink Sheets or otherwise. See Note 26, “Subsequent Events,” to the Consolidated Financial Statements included in this

Annual Report on Form 10-K for additional information regarding the delisting of our common stock from the NASDAQ Global Market and deregistering our common stock under the Exchange Act.

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

Liquidity

We incurred negative cash flows from operations in 2009 and 2008. In order to improve profitability and enhance cash flow, we shifted our focus away from commodity component markets towards vertical computing segments. In 2009, our combined cash plus investments position decreased by an average of approximately $3 million per quarter, which will not be sustainable in future periods. We have undertaken, and will continue to undertake, cost reductions to reduce our operating expenses, including deregistering our shares of common stock, as set forth above, although we cannot provide assurance that we will be able to reduce our operating expenses to a sufficient degree to become profitable. Our ability to reduce, or eliminate, the decline in cash and investments is highly dependent on our success in achieving these operating expense reductions and on increasing revenue through the continued customer acceptance of our rugged solutions.

On March 9, 2010, we received $6.3 million in tax refunds from the United States Treasury, primarily as a result of tax carryback claims, and expect to receive an additional $0.9 million during the remainder of 2010.

Dell Relationship

We are dependent upon an exclusive contract with Dell for revenue generated from the sale of our ruggedized notebook products, which represents substantially all of our revenue, and in the event of any adverse change to our relationship with Dell, our business, financial condition and results of operations could be adversely affected.

Currently, Dell is our only customer for our rugged notebooks. Revenue from Dell represented a substantial percentage of our total revenue in 2009. The initial term of our contract with Dell ends in the third quarter of 2010, although the contract automatically renews unless either party terminates it at least 180 days before the end of the applicable term. If Dell reduces or discontinues its business with us, our business, financial condition and results of operations could be adversely affected.

In addition, we heavily rely on the Dell sales force to sell our ruggedized notebook products and the Dell service organization to provide support to us. If we experience issues regarding insufficient training or lack of sales efforts by the Dell sales force, the decline in sales of our ruggedized notebook products could have a material and adverse effect on our operating results.

Results of Operations

The following table presents our results of operations for the periods indicated expressed as a percentage of total revenue:

	Year Ended December 31,
	2009	2008	2007
Revenue:
Product	95.5%	94.0%	84.4%
License	4.5	6	15.6

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	79.4	92.3	69.1
Amortization of acquisition intangibles	5.5	5.5	10.7
Impairment of acquisition intangibles and fixed assets	—	8.4	1.7

Total cost of revenue	84.9	106.2	81.5

Gross profit (loss)	15.1	(6.2)	18.5
Operating expenses:
Selling, general and administrative	23.5	27.9	39.0
Research and development	18.7	13.3	13.8
Restructuring	4.9	5.6	0.8
Provision for doubtful accounts	0.6	1.1	0.1
Amortization of acquisition intangibles	0.2	1.0	1.8
Impairment of acquisition intangibles	—	7.7	—
Goodwill impairment	(0.3)	16.2	68.3

Total operating expenses	47.6	72.8	123.8

Loss from operations	(32.5)	(79.0)	(105.3)
Other income, net	21.5	1.3	7.5

Loss before income taxes	(11.0)	(77.7)	(97.8)
Benefit for income taxes	(12.1)	(1.5)	—

Net income (loss)	1.1%	(76.2%)	(97.8%)

Total Revenue

Total revenue for the year ended December 31, 2009 was $45.1 million, compared to revenue of $55.9 million and $40.9 million for the years ended December 31, 2008 and 2007, respectively. Product revenue in 2009 was $43.0 million, compared to $52.5 million and $34.5 million for 2008 and 2007, respectively. License revenue in 2009 was $2.1 million, compared to $3.4 million and $6.4 million for 2008 and 2007, respectively.

The decrease in our product revenue during 2009, compared to 2008, was driven by our decision to exit memory manufacturing during the first quarter of 2009. The decrease in revenue from memory products from $28.4 million in 2008 to $3.4 million in 2009 was partially offset by an increase in revenue generated from rugged technology products from $24.1 million in 2008 to $39.6 million in 2009 as a result of the Augmentix acquisition in July 2008.

License revenue decreased $1.3 million during 2009, compared with 2008, which was mainly the result of decreased demand for stacked memory products.

The decrease in our product revenue during 2008, compared to 2007, was primarily due to the decline in demand for our memory stacking products in both leaded-package and BGA stacks. This decline was driven by the shift from DDR-1 to DDR-2 technologies. DDR-2 devices are enclosed in BGA packages, and the demand for stacks of this technology did not grow to offset the decline in leaded packages. The demand for BGA stacks was hindered by the availability of other competitive solutions, including dual-die and planar technologies. The decline in stacking product revenue was partially offset by the increase in revenue generated from our memory module products, of which we had only four months of revenue in 2007, as a result of our Southland acquisition at the end of August 2007.

License revenue decreased $3.0 million during 2008, compared with 2007, which was mainly the result of decreased royalties from Samsung. The Samsung license is for our leaded-package technologies, which are being replaced over time by BGA technologies.

The following tables summarize sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Dell	77%	36%	*
SMART	*	15%	19%
Micron	*	*	34%
Google	*	*	10%

*	Amount does not equal or exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our accounts receivable at the dates indicated:

	December 31,
	2009	2008
Dell	54%	20%
Virtex	41%	*
SMART	*	13%
Mitac	*	12%

*	Amount does not exceed 10% for the indicated period.

Gross Profit (Loss)

Gross profit for the year ended December 31, 2009 was $6.8 million, or 15.1% of total revenue. This amount represents an increase of $10.2 million, compared to gross loss of $3.4 million, or 6.2% of total revenue, for the year ended December 31, 2008. The change in our gross profit for the year ended December 31, 2009, compared to a gross loss for the year ended December 31, 2008, was primarily due to the strategic decision to shift our focus away from commodity component markets towards vertical computing segments. During 2008, we produced memory modules and stacked memory in our facility in Reynosa, Mexico. As of December 31, 2008, we did not cover our manufacturing costs in that segment as a result of a decrease in volume. By exiting manufacturing in the Memory Solutions segment and focusing on our Rugged Technology segment, we earned gross profit throughout 2009. In addition, during 2008, we recorded impairment charges related to our tradename intangible asset, land, building and lab equipment for approximately $4.5 million, as a result of a decline in revenue and negative cash flow related to our Memory Solutions business. Also, during 2008, we recorded an additional reserve for excess and obsolete inventory of approximately $2.0 million related to our DIMM inventory.

Gross loss for the year ended December 31, 2008 was $3.4 million, or 6.2% of total revenue. This amount represents a decrease of $10.9 million, compared to gross profit of $7.5 million, or 18.5% of total revenue, for the year ended December 31, 2007. The change in our gross loss for the year ended December 31, 2008, compared to a gross profit for the year ended December 31, 2007, was primarily due to (i) recording an impairment charge related to our trade name intangible asset, land, building and lab equipment for approximately $4.5 million, as a result of a decline in revenue and negative cash flow related to our Memory Solutions business, (ii) recording an additional reserve for excess and obsolete inventory of approximately $2.0 million related to our DIMM inventory and (iii) a shift towards the sale of memory modules, which carry a lower gross margin than our historical stacking products. The gross margin on our stacking products declined due to lower license revenue and fixed costs being spread over lower volumes. These declines were partially offset by the gross profit generated from our rugged notebook and server products.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2009 was $10.6 million, or 23.5% of total revenue. This amount reflected a decrease of $5.0 million, or 32.1%, compared to selling, general and administrative expense of $15.6 million, or 27.9% of total revenue, for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, selling, general and administrative expense included stock-based compensation expense of $0.9 million and $2.0 million, respectively. The decrease in selling, general and administrative expense during 2009, compared to 2008, was largely due to a legal settlement and acquisition related expenses incurred in 2008. In addition, the reduction was due to our strategic shift away from commodity component markets towards vertical computing systems and consolidating our general and administrative functions following our Augmentix acquisition. Furthermore, lower selling and stock-based compensation expenses in 2009 were partially offset by the reversal of the $1.1 million liability associated with the Southland earn-out consideration during 2008.

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

Research and Development

Research and development expense for the year ended December 31, 2009 was $8.4 million, or 18.7% of total revenue, which reflected an increase of $1.0 million, or 13.5%, compared with research and development expense of $7.4 million, or 13.3% of total revenue for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, research and development expense included stock-based compensation expense of approximately $0.3 million and $0.4 million, respectively. The increase in research and development expense during 2009, relative to 2008, was primarily due to the addition of development costs associated with our rugged technology products as a result of our acquisition of Augmentix in July 2008, partially offset by our decision to exit manufacturing in our memory segment.

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

During 2009, we recorded restructuring expense of $2.2 million as a result of the completion of our plan to close manufacturing activities of our Memory Solutions business. This additional charge included approximately $1.8 million related to employee severance expenses, $0.5 million provision related to certain fixed assets no longer used in manufacturing and $0.4 million related to exiting one of our facilities located in Austin, Texas. In addition, during 2009, we recorded a reduction in our facility accrual of approximately $0.2 million as a result of a change in our estimated future liability.

Provision for Doubtful Accounts

Provision for doubtful accounts expense for the year ended December 31, 2009, 2008 and 2007 was $0.3 million, $0.6 million and $43,000, respectively. The increase in our provision for doubtful accounts during 2008, compared to 2007, was primarily due to the bankruptcy of a large customer during 2008. We wrote off the associated receivable and allowance for doubtful accounts during the second quarter of 2009.

Goodwill Impairment

During the fourth quarter of 2008, due to continued challenges presented by general economic conditions and our low market capitalization, we conducted a review to update the fair value of the Rugged Technology Solutions segment. As a result of that review, we recorded a non-cash charge of $4.0 million during the fourth quarter of 2008 for the impairment of the entire goodwill created by the Augmentix acquisition. The impairment charge reflected increased uncertainty in the business due to economic conditions.

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

The decline in our market capitalization during the fourth quarter of 2007 was an indicator of potential goodwill impairment, and because of this decline we undertook an assessment on December 31, 2007 to determine the fair value of our business associated with the goodwill. As a result of that review, we recorded a 2007 non-cash charge of $27.9 million for the write-off of the goodwill related to our stacking business that Austin Ventures acquired in August 2003. The impairment charge reflected the changing business prospects for our stacking business, declining utilization of our processes by licensees and declining demand for our products.

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

Amortization and Impairment of Acquisition Intangibles and Fixed Assets

During the year ended December 31, 2009, we amortized $2.6 million of intangible assets resulting from the Staktek and Augmentix acquisitions, with $2.5 million allocated to cost of revenue and $0.1 million to operating expenses. In 2010, we expect to incur amortization expense of $3.4 million, with $3.4 million allocated to cost of revenue and $0 to operating expenses.

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

Other Income (Expense)

Other income, net, for the year ended December 31, 2009 and 2008 was $9.7 million and $0.7 million, respectively. The increase in other income, net was mainly due to cash received of $7.7 million as a result of the class action antitrust litigation entitled In Re Dynamic Random Access Memory (DRAM) Antitrust Litigation in which we were a claimant. In addition, we recorded a gain of approximately $2.0 million as a result of our early payment of the convertible notes we issued in connection with the Augmentix acquisition. These increases were partially offset by reduced interest income due to a lower balance in our cash, cash equivalents and investments as a result of our Augmentix acquisition and a reduction in our rate of return. Also, during 2009 and 2008, we recorded approximately $0.6 million and $0.3 million, respectively, in interest expense related to our convertible notes and other financing charges.

Other income, net, for the years ended December 31, 2008 and 2007 was $0.7 million and $3.1 million, respectively. The decrease in other income, net was mainly due to a lower balance in our cash, cash equivalents and investments as a result of our Southland and Augmentix acquisitions and a reduction in our rate of return. Also, during 2008, we recorded approximately $0.3 million in interest expense related to our convertible notes that we issued in connection with our acquisition of Augmentix and other financing charges.

Benefit for Income Taxes

We recorded an income tax benefit of $5.4 million, $0.8 million and $10,000 in the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, our effective tax rate was 110.2%, 1.9% and 0.0%, respectively. Management has determined that there is substantial doubt we will realize the benefit of our net deferred tax asset. As a result, we recorded a valuation allowance of approximately $2.3 million in 2009, $12.0 million in 2008 and approximately $5.1 million in 2007 against our net deferred tax assets. However, as a result of the Worker, Homeownership, and Business Assistance Act of 2009, we are allowed to carry back the net operating losses we realized in 2008 up to five years. This tax law change decreased the amount of deferred tax assets we consider to be unrecoverable and we recorded a reduction in our valuation allowance of $5.6 million in 2009. We received the amount related to this tax law change in 2010.

During 2009, the effective tax rate differed from the federal statutory rate of 35% due primarily to the tax law change disclosed above, partially offset by a valuation allowance of $2.3 million. During 2008, the effective tax rate differed from the federal statutory rate of 35% due primarily to the $12.0 million valuation allowance. During 2007, the effective tax rate differed from the federal statutory rate of 35% due primarily to recording the impairment of goodwill and the $5.1 million valuation allowance.

Quarterly Results of Operations

The following table presents unaudited results of operations for each of the quarters in the years ended December 31, 2009 and 2008. Effective October 30, 2009, we effected a 1-for-12 reverse split of our outstanding shares of common stock, which is reflected in our common share activity presented below. You should read the following table in connection with the consolidated financial statements and related notes contained in Item 8 in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Three Months Ended
(in thousands, except per share data)	Dec. 31, 2009		Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008		Sep. 30, 2008		Jun. 30, 2008	Mar. 31, 2008
Revenue:
Product	$11,904		$11,237	$6,928	$12,943	$19,855		$17,750		$7,677	$7,212
License	578		551	822	96	28		713		1,236	1,400

Total revenue	$12,482		$11,788	$7,750	$13,039	$19,883		$18,463		$8,913	$8,612
Gross profit (loss)	$1,586		$1,254	$1,098	$2,849	$986		$(3,305)		$(232)	$(889)
Net income (loss)	$12,523	(1)	$(3,260)	$(3,739)	$(5,019)	$(13,132	) (2)	$(19,590	) (3)	$(4,003)	$(5,862)

Income (loss) per share:
Basic	$3.22		$(0.84)	$(0.96)	$(1.28)	$(3.36)		$(5.02)		$(1.03)	$(1.51)
Diluted	$3.18		$(0.84)	$(0.96)	$(1.28)	$(3.36)		$(5.02)		$(1.03)	$(1.51)
Shares used in computing income (loss) per share:
Basic	3,890		3,897	3,904	3,908	3,904		3,904		3,897	3,895
Diluted	3,937		3,897	3,904	3,908	3,904		3,904		3,897	3,895

(1)	Includes gain on litigation settlement and gain on debt extinguishment of $7.7 million and $2.0 million, respectively.

(2)	Includes expense related to the impairment of goodwill and property, plant and equipment of $4.0 million and $0.6 million, respectively.
(3)	Includes expense related to the impairment of goodwill, other intangible assets and property, plant and equipment of $5.0 million, $5.9 million and $2.4 million, respectively.

The following table presents our historical results for the periods indicated as a percentage of total revenue:

	Three Months Ended
	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008
Revenue:
Product	95.4%	95.3%	89.4%	99.3%	99.9%	96.1%	86.1%	83.7%
License	4.6%	4.7%	10.6%	0.7%	0.1%	3.9%	13.9%	16.3%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit (loss)	12.7%	10.6%	14.2%	21.9%	5.0%	(17.9%)	(2.6%)	(10.3%)
Net income (loss)	100.3%	(27.7%)	(48.2%)	(38.5%)	(66.0%)	(106.1%)	(44.9%)	(68.0%)

Liquidity and Capital Resources

Our contractual obligations at December 31, 2009 for the next five years are summarized as follows (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$273	$261	$12	$—	$—
Capital leases	33	28	5	—	—
Purchase obligations	1,305	1,305	—	—	—

Total	$1,611	$1,594	$17	$—	$—

Operating lease obligations above included rent commitments at December 31, 2009 for our corporate office and research and production facilities located in Austin, Texas, which expire during 2010. The capital lease commitment at December 31, 2009 was for office equipment.

Purchase obligations included a purchase commitment at December 31, 2009 for the expected future costs to be incurred in the fulfillment of a minimum purchases contract with one of our vendors. During October 2008, we entered into a minimum purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of $0.2 million of product by March 31, 2009, and additional $0.3 million by September 30, 2009, and an additional $0.5 million by March 31, 2010. During December 2009, we entered into an amendment related to this agreement, which amended the remaining minimum purchase terms to stipulate the purchase of an additional $1.3 million of product by June 1, 2010. As of December 31, 2009, we met our minimum purchase requirement for this time period and expect to fulfill the minimum purchase requirement within the agreed-upon time frame.

We believe that our cash and cash equivalents and future cash flows from operations will be sufficient to fund these obligations.

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to certain stockholders of Augmentix. Effective June 3, 2009, we finalized the post-closing working capital adjustment as set forth in the merger agreement. The result was an adjustment to the working capital in our favor of approximately $0.6 million. The convertible notes were reduced from approximately $10.7 million to approximately $10.1 million. During December 2009, in connection with an agreement executed with the convertible note holders, we paid off our convertible notes at a discount of 20% plus any unpaid interest, or approximately $8.3 million. We recorded a gain of approximately $2.0 million on debt extinguishment as a result of paying off these convertible notes.

As of December 31, 2009, we had no material future sales commitments to any of our customers.

As of December 31, 2009, we had working capital of $25.0 million, including $8.9 million of cash, cash equivalents and investments, compared to working capital of $23.0 million, including $17.3 million of cash, cash equivalents and investments as of December 31, 2008. In addition to our working capital, we held approximately $7.3 million in long-term investments at December 31, 2008, and none at December 31, 2009. The increase in our working capital was primarily due to the reclassification of our auction rate securities (ARS) and related put option of $7.3 million to short-term investments, the increase in our income tax receivable by $5.7 million due to a change in the tax law in November 2009, a $6.9 million increase in accounts receivables and a $3.5 million increase in inventory. These increases were partially offset by a decrease of $13.8 million in cash and an increase of $6.3 million in accounts payable.

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

As of December 31, 2008, our long-term investments consisted of tax-exempt ARS, which have a long-term maturity with the interest rate being reset to the maximum rate according to the applicable investment offering document. During the first quarter of 2008, auctions for certain of these securities began to fail. As of December 31, 2009, we held approximately $6.5 million of ARS. The underlying collateral of our ARS consists primarily of student loans, of which 67% are guaranteed by the federal government as part of the Federal Family Education Loans Program (FFELP). The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 33% of our ARS are private loans, of which 85% are insured. During 2009, approximately $0.4 million of our ARS was called at par by the issuer. As of December 31, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans of 75% of the market value of our ARS until June 30, 2010. In connection with this settlement, we recorded a gain of approximately $0.7 million in other expense related to the change in fair value of our put option. At December 31, 2009, we recorded our ARS and put option as short-term investments based on our intent to sell them to the investment firm on June 30, 2010. See Note 6, “Investments,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Net cash used in operating activities was $6.7 million for the year ended December 31, 2009, and resulted primarily from the increase of $10.4 million in accounts receivable and inventory, the increase in income tax receivable of $5.7 million as a result of the carry back of our net operating losses realized in 2008 and the gain on debt extinguishment of $2.0 million, partially offset by the change in accounts payable of $6.3 million and non-cash expenses including depreciation and amortization of intangibles of $4.5 million and stock-based compensation expense of $1.2 million. Net cash used in operating activities was $12.4 million for the year ended December 31, 2008, and resulted primarily from our net loss of $42.6 million adjusted by non-cash expenses including the goodwill impairment of $9.0 million, the intangible and fixed assets impairments of $9.0 million, depreciation and amortization of intangibles of $7.3 million and stock-based compensation expense of $2.7 million. Net cash provided by operating activities was $8.9 million for the year ended December 31, 2007, and resulted primarily from our net loss adjusted by non-cash expenses including the goodwill impairment of $27.9 million and the change in accounts receivable and inventories. The net impact of the 2008 Augmentix acquisition is accounted for under investing and financing activities.

Net cash provided by investing activities was $1.1 million for the year ended December 31, 2009, compared to $4.1 million for the year ended December 31, 2008. Investing activities during 2009 primarily consisted of $2.0 million in proceeds from the sale of investment securities and additions to property, plant and equipment, net of proceeds from asset sales, of $0.6 million. Net cash provided by investing activities was $4.1 million for the year ended December 31, 2008, compared to $11.0 million for 2007. Investing activities during 2008 primarily consisted of $18.7 million in proceeds from the sale of investments, net of purchases, partially offset by $12.5 million of cash used for the Augmentix acquisition related to the minority interest, net of cash acquired, and additions to property, plant and equipment of $1.8 million. Investing activities during 2007 primarily consisted of the acquisition of Southland, net of cash acquired, of $20.9 million, partially offset by $10.8 million in proceeds from the sale of investment securities, net of investment purchases.

Net cash used in financing activities during the year ended December 31, 2009 was $8.2 million, primarily due to the repayment of the convertible notes to Austin Ventures and the minority holder in connection with the Augmentix acquisition for $5.1 million and $2.9 million, respectively. Net cash used in financing activities during the year ended December 31, 2008 was $10.0 million, primarily due to the Augmentix acquisition related to the return of capital to Austin Ventures of $9.8 million. Net cash used in financing activities during the year ended December 31, 2007 was $4.6 million, primarily due to the purchase of our common stock as part of our stock repurchase program for $4.9 million.

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance to this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of December 31, 2009, we had this required amount on deposit.

We incurred negative cash flows from operations in 2009 and 2008. In order to improve profitability and enhance cash flow, we shifted our focus away from commodity component markets towards vertical computing segments. During the fourth quarter of 2008, we announced our plan to terminate manufacturing of our Memory Solutions business in the first quarter of 2009. We continued to receive royalties with respect to our stacking patent portfolio but transferred our memory and stacking customers and certain manufacturing assets to third parties. In 2009, our combined cash plus investments position decreased by an average of approximately $3 million per quarter, which will not be sustainable in future periods. We have undertaken, and will continue to undertake, cost reductions to reduce our operating expenses.

During December 2009, we received $7.7 million in connection with our status as a claimant in the In Re Dynamic Random Access Memory (DRAM) Antitrust Litigation. Also, we expect to receive tax refunds of approximately $7.2 million at such time as our revised returns and carry back claims can be approved by the IRS, which we currently expected to occur in 2010. On March 9, 2010, we received $6.3 million in tax refunds from the United States Treasury, primarily as a result of the tax carryback claims, and expect to receive an additional $0.9 million during the remainder of 2010. Based on these changes in our business operations and he receipt of these two payments, we believe that our current assets, including cash and cash equivalents, investments and expected cash flow, will be sufficient to fund our operations and our anticipated additions to property, plant and equipment for at least the next 12 months.

It is possible that we may need or elect to raise additional funds to fund our operations beyond the next year or to acquire other businesses, products or technologies. We could try to raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. However, we cannot assure that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or by issuing convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Manufacturing Relationship

In addition, we have an arrangement with a third-party manufacturer, which purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This manufacturer recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. As of December 31, 2009, our accounts receivable reflected amounts owed to us of $5.0 million related to the transfer of inventory to such third-party manufacturer. Our liability to our vendors for the production of finished goods and inventory delivered by the manufacturer relating to certain of our products was approximately $4.1 million.

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

Augmentix Acquisition

Our acquisition of Augmentix was a transaction between commonly controlled entities, as our majority owner, Austin Ventures, also owned approximately 55% of the outstanding equity securities of Augmentix (on an as-converted to common stock basis). As a result of the acquisition, Austin Ventures received approximately $15.5 million in cash and notes receivable. This amount does not correspond to the ownership split between Austin Ventures and minority shareholders, primarily due to the accrued dividends due to the preferred holders upon completion of the acquisition. During December 2009, we paid off our convertible notes at a discount of 20% plus any unpaid interest, See Note 12, “Convertible Notes Payable,” to the Consolidated Financial Statements for additional information regarding the convertible notes issued.

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

Revenue Recognition and Presentation.    We purchase certain inventory for resale to our manufacturing partners. We evaluate these transactions and determine if the costs and revenue should be presented on a gross or net basis. In making this determination, we primarily consider if: (1) we did not add value to the inventory through our manufacturing processes, (2) we did not take risk of ownership of the inventory and (3) our net revenue from the transaction is predefined. In situations where these conditions were met, we net the expense of the components against the revenue from the transaction.

Royalty revenue from our license agreements is recognized in the quarter in which our licensees report royalties to us.

Deferred Revenue.    Our agreement with Dell related to sales of a specific product line allows for price reductions, issued as rebates, as certain volume levels of shipments are reached. The per-unit price of lower-quantity tiers is variable above a certain minimum price, since the price can be retroactively adjusted downward if certain volume levels are satisfied. Pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, we consider these pricing changes as a right of return and defer the amount of rebate that could occur until the end of the period when the actual volume levels are reasonably estimable. We estimate the amount of sales based on experience as well as forecasts provided by Dell. Revenue above the fixed minimum price is deferred until the actual volume levels are achieved. The estimate is revised each reporting period and is ultimately adjusted to actual at the end of the year.

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

Goodwill was our only intangible asset that was not amortized. We evaluated goodwill annually for impairment as of October 1 and periodically when indicators of impairment existed. The goodwill impairment test required judgment regarding the determination of fair value of our reporting units, and the determination of fair value of our assets and liabilities. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available. We periodically assessed our goodwill for indications of impairment on a reporting unit level.

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

Warranty.    We warrant products for periods up to 37 months following the manufacture of our products. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. At each balance sheet date, we record a liability for the estimated level of warranty claims on previously recorded revenue. Should actual product failure rates, material usage or service delivery costs increase, our warranty costs to support the products in the field could increase.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures” (ASU 2010-06), which requires an entity to disclose separately the amounts of significant transfers in to and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the information about purchases, sales, issuances and settlements must be presented separately in the reconciliation for Level 3 fair value measurements. Also, this update requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures regarding purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of ASU 2010-06 to have a material impact on our financial statement footnote disclosures.

Subsequent Events

We have evaluated subsequent events through March 30, 2010, the filing date of this Annual Report on Form 10-K.

On March 1, 2010, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, our listed securities did not meet the minimum market value of publicly held shares required for continued inclusion on The NASDAQ Global Market. On March 10, 2010, we submitted a formal notice to NASDAQ of our decision to voluntary delist our common stock from the NASDAQ Global Market and our intent to file a Form 25 with the SEC and NASDAQ to delist our common stock on or about March 22, 2010, with the delisting taking effect no earlier than ten days thereafter. We filed a Form 25 on March 22, 2010, and we expect that the last day of trading of our common stock on the NASDAQ Global Market will be on March 31, 2010. After filing the Form 25, we also intend to terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act by filing a Form 15 with the SEC on or about April 2, 2010. We anticipate that our common stock will be quoted on the Pink Sheets, an electronic quotation service for over-the-counter securities, and we intend to continue to provide information to our stockholders and to take such actions within our control to enable our common stock to be quoted in the Pink Sheets so that our stockholders will have a place to trade their shares. There is no guarantee, however, that a broker will continue to make a market in our common stock, that we will be able to take the actions required to enable our shares to be quoted in the Pink Sheets, or that trading of our common stock will continue on the Pink Sheets or otherwise. See Note 26, “Subsequent Events,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the delisting of our common stock from the NASDAQ Global Market and deregistering our common stock under the Exchange Act.

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

Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while maximizing the related income without significantly increasing risk. Even so, some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. At December 31, 2009, all of our cash was held in deposit or money market accounts, or invested in investment grade securities. From time to time, we may have amounts on deposit with financial institutions that are in excess of the federally insured limit of $250,000; however, the majority of our deposits are held in accounts insured by the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provided an unlimited guarantee through December 31, 2009. We have not experienced any losses on deposits of cash and cash equivalents.

Our short-term investments include approximately $6.5 million in ARS. During the first quarter of 2008, auctions for certain of these securities began to fail. The funds associated with failed auctions are not expected to be accessible until June 30, 2010, or until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our ARS has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. See Note 6, “Investments,” to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are our audited consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Entorian Technologies Inc.

We have audited the accompanying consolidated balance sheets of Entorian Technologies Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entorian Technologies Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

March 30, 2010

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,862	$15,651
Investments	7,046	1,639
Accounts receivable, net of allowances of $86 in 2009 and $597 in 2008	12,195	5,256
Inventories	8,480	5,018
Prepaid expenses	310	510
Income tax receivable	7,221	1,571
Deferred tax asset	279	271
Other current assets	371	1,592

Total current assets	37,764	31,508
Property, plant and equipment, net	3,290	4,439
Long-term investments	—	7,337
Other intangible assets, net	8,061	10,611
Other assets	72	81

Total assets	$49,187	$53,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,250	$4,995
Accrued compensation	219	1,951
Accrued liabilities	1,312	1,490
Deferred revenue	26	45

Total current liabilities	12,807	8,481
Other accrued liabilities	38	180
Deferred tax liabilities	269	170
Convertible notes payable	—	3,847
Related party convertible notes payable	—	6,805
Redeemable preferred stock; $0.001 par value; 5,000,000 shares
authorized	—	—
Stockholders’ equity:
Common stock; $0.001 par value; 8,333,333 shares authorized at December 31, 2009 and 2008; 4,457,769 shares and 4,446,901 shares issued at December 31, 2009 and 2008, respectively	4	4
Additional paid-in capital	150,658	149,424
Treasury stock, at cost; 569,363 shares and 538,909 shares at December 31, 2009 and 2008, respectively	(25,982)	(25,850)
Accumulated other comprehensive income	—	26
Accumulated deficit	(88,607)	(89,111)

Total stockholders’ equity	36,073	34,493

Total liabilities and stockholders’ equity	$49,187	$53,976

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Product	$43,011	$52,494	$34,490
License	2,047	3,377	6,380

Total revenue	45,058	55,871	40,870
Cost of revenue:
Product (1)	35,770	51,557	28,250
Amortization of acquisition intangibles	2,503	3,067	4,393
Impairment of acquisition intangibles and fixed assets	—	4,687	684

Total cost of revenue	38,273	59,311	33,327

Gross profit (loss)	6,785	(3,440)	7,543
Operating expenses:
Selling, general and administrative (1)	10,587	15,613	15,937
Research and development (1)	8,410	7,446	5,654
Restructuring	2,227	3,149	332
Provision for doubtful accounts	288	589	43
Amortization of acquisition intangibles	94	570	730
Impairment of acquisition intangibles	—	4,312	—
Goodwill impairment	(159)	9,036	27,903

Total operating expenses	21,447	40,715	50,599

Loss from operations	(14,662)	(44,155)	(43,056)
Other income (expense):
Gain on debt extinguishment	2,012	—	—
Gain on litigation settlement	7,718	—	—
Interest income	173	1,230	3,051
Interest expense	(590)	(308)	(17)
Other, net	408	(185)	25

Total other income, net	9,721	737	3,059

Loss before income taxes	(4,941)	(43,418)	(39,997)
Benefit for income taxes	(5,445)	(831)	(10)

Net income (loss)	$504	$(42,587)	$(39,987)

Income (loss) per share:
Basic	$0.13	$(10.92)	$(10.17)

Diluted	$0.13	$(10.92)	$(10.17)

Shares used in computing income (loss) per share:
Basic	3,900	3,900	3,930
Diluted	3,923	3,900	3,930
(1) Includes stock-based compensation as follows:
Cost of revenue	$19	$309	$426
Selling, general and administrative expense	$938	$1,953	$4,732
Research and development expense	$281	$431	$790

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2006	4,376,139	$4	$157,242	$(20,676)	$(4)	$(6,537)	$130,029
ESPP purchases	1,035	—	34	—	—	—	34
Share repurchases	—	—	—	(4,925)	—	—	(4,925)
Exercise of stock options	20,497	—	187	—	—	—	187
Vesting of previously exercised unvested stock options	—	—	12	—	—	—	12
Stock-based compensation	—	—	5,777	—	—	—	5,777
Tax benefit from disqualifying disposition, net	—	—	95	—	—	—	95
Restricted stock units issued	8,665	—	—	—	—	—	—
Net loss	—	—	—	—	—	(39,987)	(39,987)
Unrealized gain on investment securities, net of tax	—	—	—	—	48	—	48

Total comprehensive loss	—	—	—	—	—	—	(39,939)

Balances at December 31, 2007	4,406,337	4	163,347	(25,601)	44	(46,524)	91,270
Share repurchases	—	—	—	(249)	—	—	(249)
Exercise of stock options	26,245	—	104	—	—	—	104
Stock-based compensation	—	—	2,609	—	—	—	2,609
Restricted stock units issued	14,320	—	—	—	—	—	—
Return of capital to majority owner in connection with the Augmentix acquisition	—	—	(16,636)	—	—	—	(16,636)
Net loss	—	—	—	—	—	(42,587)	(42,587)
Unrealized loss on investment securities, net of tax	—	—	—	—	(18)	—	(18)

Total comprehensive loss	—	—	—	—	—	—	(42,605)

Balances at December 31, 2008	4,446,901	4	149,424	(25,850)	26	(89,111)	34,493
Share repurchases	—	—	—	(132)	—	—	(132)
Exercise of stock options	7,929	—	2	—	—	—	2
Stock-based compensation	—	—	1,232	—	—	—	1,232
Restricted stock units issued	3,184	—	—	—	—	—	—
Reverse stock split fractional shares	(246)	—	—	—	—	—	—
Net income	—	—	—	—	—	504	504
Unrealized loss on investment securities	—	—	—	—	(26)	—	(26)

Total comprehensive income	—	—	—	—	—	—	478

Balances at December 31, 2009	4,457,768	$4	$150,658	$(25,982)	$—	$(88,607)	$36,073

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$504	$(42,587)	$(39,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	4,483	7,275	8,502
Impairment of intangibles and fixed assets	(159)	18,034	28,587
Stock-based compensation expense	1,238	2,693	5,948
Gain on debt extinguishment	(2,012)	—	—
Loss on patent abandonment	154	1,318	284
Other non-cash charges	165	564	113
Deferred income taxes	90	4	1,169
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,939)	4,355	4,205
Inventories	(3,462)	4,354	1,613
Other current assets	687	495	81
Income tax receivable/payable	(5,650)	397	(2,039)
Accounts payable	6,255	(6,047)	(261)
Accrued liabilities	(2,033)	(2,630)	661
Deferred revenue	(19)	(644)	7

Net cash provided by (used in) operating activities	(6,698)	(12,419)	8,883

Cash flows from investing activities:
Purchases of investments	—	(4,418)	(37,868)
Sales and maturities of investments	2,010	23,106	48,745
Additions to property, plant and equipment	(1,416)	(1,838)	(725)
Proceeds from sale of equipment	773	52	103
Acquisition of Southland Micro Systems, Inc., net of cash acquired	—	—	(20,874)
Acquisition of Augmentix Corporation related to minority owner, net of cash acquired	—	(12,480)	—
Patent application costs	(255)	(369)	(420)

Net cash provided by (used in) investing activities	1,112	4,053	(11,039)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1	105	221
Share repurchases	(132)	(249)	(4,925)
Return of capital to common control owner related to the acquisition of Augmentix Corporation	—	(9,831)	—
Repayment of convertible notes to minority holder	(2,907)	—	—
Repayment of related party convertible note	(5,142)	—	—
Other	(23)	(21)	76

Net cash used in financing activities	(8,203)	(9,996)	(4,628)

Net decrease in cash and cash equivalents	(13,789)	(18,362)	(6,784)
Cash and cash equivalents at beginning of period	15,651	34,013	40,797

Cash and cash equivalents at end of period	$1,862	$15,651	$34,013

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$871	$36	$10

Cash paid during the period for income taxes, net of refunds	$70	$1,325	$797

Noncash activities:
Goodwill impairment	$—	$(9,036)	$(28,081)
Issuance of long-term convertible debt in connection with the acquisition of Augmentix	$—	$10,652	$—
Transfer of auction rate securities from available-for-sale to trading securities	$—	$863	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENTORIAN TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Liquidity

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

On July 14, 2008, we acquired Augmentix Corporation (Augmentix), a provider of rugged computing solutions. Augmentix primarily re-engineers and “ruggedizes” certain Dell Inc. (Dell) products to provide solutions with the latest technologies, high performance levels, enhanced functionality and reliability, and the potential for a low total cost of ownership for mission-critical, rugged computing solutions. Through this acquisition, we expected to further expand into high-growth markets. As a result of this acquisition, we reported our revenue under two segments, Memory Solutions and Rugged Technology Solutions from July 14, 2008 to December 31, 2008.

During the fourth quarter of 2008, we announced our plan to close manufacturing activities of our Memory Solutions business in the first quarter of 2009. We licensed our stacking patent portfolio and transferred our memory and stacking customers and certain manufacturing assets to third parties. Following our acquisition of Augmentix, we decided to shift our focus away from commodity component markets towards vertical computing segments. As a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions.

Effective on or about April 2, 2010, we intend to terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act by filing Form 15 with the SEC. See Note 26, “Subsequent Events,” for additional information.

Liquidity

We incurred negative cash flows from operations in 2009 and 2008. In order to improve profitability and enhance cash flow, we shifted our focus away from commodity component markets towards vertical computing segments. In 2009, our combined cash plus investments position decreased by an average of approximately $3 million per quarter, which will not be sustainable in future periods. We have undertaken, and will continue to undertake, cost reductions to reduce our operating expenses, including deregistering our shares of common stock, as set forth above, although we cannot provide assurance that we will be able to reduce our operating expenses to a sufficient degree to become profitable. Our ability to reduce, or eliminate, the decline in cash and investments is highly dependent on our success in achieving these operating expense reductions and on increasing revenue through the continued customer acceptance of our rugged solutions.

On March 9, 2010, we received $6.3 million in tax refunds from the United States Treasury, primarily as a result of tax carryback claims, and expect to receive an additional $0.9 million during the remainder of 2010.

We believe that our current assets, including cash and cash equivalents, investments and expected cash flow, will be sufficient to fund our operations and our anticipated additions to property, plant and equipment for at least the next 12 months. It is possible that we may need or elect to raise additional funds to fund our activities beyond the next year or to acquire other businesses, products or technologies. We could try to raise these funds by borrowing money or selling more stock to the public or to selected investors. In addition, while we may not need additional funds, we may elect to sell additional equity securities or obtain credit facilities for other reasons. However, we cannot assure that we will be able to obtain additional funds on commercially favorable terms, or at all. If we raise additional funds by issuing more equity or by issuing convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock.

Dell Relationship

We are dependent upon an exclusive contract with Dell for revenue generated from the sale of our ruggedized notebook products, which represents substantially all of our revenue, and in the event of any adverse change to our relationship with Dell, our business, financial condition and results of operations could be adversely affected.

Currently, Dell is our only customer for our rugged notebooks. Revenue from Dell represented a substantial percentage of our total revenue in 2009. The initial term of our contract with Dell ends in the third quarter of 2010, although the contract automatically renews unless either party terminates it at least 180 days before the end of the applicable term. If Dell reduces or discontinues its business with us, our business, financial condition and results of operations could be adversely affected.

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

Following our acquisition of Augmentix on July 14, 2008, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. Subsequently, as a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions.

Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock. The number of common shares related to our stock options and restricted stock units (RSUs) has been proportionately adjusted to reflect the reverse split. Our reverse stock split was accounted for retroactively and reflected in our common stock, treasury stock, stock option and RSU activity as of and during the periods ended December 31, 2007, 2008 and 2009.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of assets and liabilities. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, excess and obsolescence of inventory, the recoverability of property, plant and equipment, allocation of purchase price to assets acquired, intangible assets and other long-lived assets, the valuation allowances on deferred tax assets, estimates used in impairment analyses and fair value estimates for our auction rate securities (ARS) and the associated put option.

Reclassifications

As a result of the Augmentix acquisition, during 2008 we created two reportable segments and reclassified our 2007 financial information to conform to our 2008 presentation. During 2009, we exited the manufacturing activities of our memory business and now operate under only Rugged Technology Solutions.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2009 and 2008, our cash and cash equivalents included funds in money market accounts and commercial paper.

Investments

Marketable short-term investments are classified as available-for-sale. Short-term investments consist primarily of municipal government securities and auction rate securities. We classify securities with hard put features, where the broker holds the obligation, and maturities in excess of one year as short-term investments.

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

Our ARS and the associated put option are classified as trading securities and are reported at fair value, with gains or losses resulting from changes in fair value recognized in other income (expense), net. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm, at par value, at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. As a result of accepting this offer, during 2008, we transferred our ARS from available-for-sale to trading. The associated put option is carried at fair value under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, which allows us to elect the fair value option for our put option on the date the put option is first recorded in our financial statements. At December 31, 2008, our ARS were classified as long-term investments. As of June 30, 2009, we reclassified our ARS and related put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010.

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

Intangible Assets

Amounts allocated to acquired technology, customer relationships, tradename and our trademark are being amortized over the respective assets’ estimated useful lives of four to ten years using a method of amortization that reflects the pattern in which their economic benefits are consumed based upon the initial estimated contribution to discounted cash flows during the period. Amounts allocated to non-compete agreements are being amortized over their estimated useful lives of three to four years using the straight-line method. Amortization of acquired technology, trademark, and tradename is included in amortization of acquisition intangibles in cost of revenue in the accompanying Consolidated Statements of Operations. Amortization of customer relationships and non-compete agreements is included in amortization of acquisition intangibles in operating expenses in the accompanying Consolidated Statements of Operations. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a diminished fair value or revised useful life.

We capitalize third-party costs associated with patent registration. Capitalized patent costs are amortized over the estimated useful life of 12 years beginning when the patent is issued. Amortization expense related to our patents is included in product cost of revenue or research and development expense. At the time patent registration is deemed unsuccessful, or we have determined a patent to be commercially unviable, the related costs are written off. During 2008 and 2009, we recorded a charge of $1.3 million and $0.2 million, respectively, in connection with patents and patent applications that we will not use in our future business and which we do not believe our licensees will use in their manufacturing processes.

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

In the fourth quarter of 2008, as a result of our decision to close our operations in Reynosa, Mexico, we reviewed the value of our land and building there. We estimated the cash flow that would result from the disposal of those assets and recorded an impairment expense of $0.6 million in the fourth quarter of 2008. The expense is included in impairment of acquisition intangibles and fixed assets in cost of revenue.

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

Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their short maturities. We determine the fair value of our investments in ARS using a pricing model that includes certain assumptions, such as the maximum interest rate, probability of passing auction, default probability and discount rate.

The fair values of our financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. We have invested $6.5 million in ARS that are rated Aaa and AA, the majority of which are guaranteed by the federal government under the Family Education Loans Program (FFELP). However, as reported in the financial press, the disruptions in the credit markets have adversely affected the auction market for these types of securities, and they are currently illiquid. We cannot predict how long they will remain illiquid and whether we will be able to liquidate them prior to their maturities at prices approximating their face amounts. The final maturity dates of the ARS that we own is between 2034 and 2041. The current market for the ARS held by us is uncertain, and we will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred due to the loss of liquidity or for other reasons. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to further reduce the value of these securities. We cannot predict how long these securities will remain illiquid. During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell all of our auction rate securities to this firm at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. This put option is held with one financial institution and is therefore subject to the credit worthiness of this firm. At December 31, 2008 and 2009, there were no indicators that this financial institution would not perform its obligations under the terms of the put option. Upon acceptance of this settlement, we recorded the estimated fair value of the put option of approximately $0.7 million. The agreement also provides access to loans up to 75% of the market value of our ARS until June 30, 2010. We expect to exercise the put option on June 30, 2010.

In addition, we have an arrangement with a manufacturer in which this third party purchases and takes title of certain inventory relating to certain of our products upon shipment from the original manufacturers of such inventory. This third party recovers the cost of inventory upon the sale of finished goods to us. This program offers us several advantages; however, this arrangement also results in concentrated credit and inventory risk for us. Approximately $5.0 million of our accounts receivable balance as of December 31, 2009 was with this third party. This was partially offset by a balance of $4.1 million in accounts payable due to this third party for the production and delivery of finished goods by the manufacturer relating to certain of our products at December 31, 2009.

We maintain our cash and cash equivalents in accounts with several major financial institutions in the United States or in countries where our subsidiaries operate, in the form of demand deposits and money market accounts. At December 31, 2009 and 2008, we had amounts on deposit with financial institutions that were in excess of the federally insured limit of $250,000. We have not experienced any losses on deposits of cash and cash equivalents.

We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by the relatively short collection terms and the high level of credit worthiness of our customers. We record an allowance for doubtful accounts specific to the accounts receivable balances outstanding based upon the results of our evaluation of our customers’ financial condition.

The following tables summarize sales to customers that represented 10% or more of consolidated total revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Dell	77%	36%	*
SMART	*	15%	19%
Micron	*	*	34%
Google	*	*	10%

*	Amount does not equal or exceed 10% for the indicated period.

The following table sets forth customers, which receivable balances represented more than 10% of our total accounts receivable at the dates indicated:

	December 31,
	2009	2008
Dell	54%	20%
Virtex	41%	*
SMART	*	13%
Mitac	*	12%

*	Amount does not exceed 10% for the indicated period.

Foreign Currency

Our foreign subsidiaries use the U.S. dollar as their functional currency. Gains or losses from foreign currency transactions are included in our results of operations. For all periods presented, these foreign currency gains or losses were not material.

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Our revenue is generated primarily from the sale of rugged notebook computers and ruggedized servers, and from license fees or royalties earned pursuant to license agreements with customers.

Product Revenue

Currently, we derive our revenue from ruggedized notebooks and servers. Prior to 2009, we derived our revenue from rugged notebook computers and ruggedized servers, outsourcing the manufacture of our customers’ stacked memory units to us, outsourcing the assembly of memory modules to us using customer supplied components, and reselling memory modules consigned to us. Additionally, we assembled memory modules from purchased components for resale to distributors and end users.

In customer arrangements for outsourced manufacturing services, we determined that a net basis of revenue recognition was appropriate where the customer had instructed us to purchase specified memory packages from a specified vendor for purposes of stacking or assembling and shipping to the customer, or where the customer had supplied us with components. Additionally, in situations where we resold memory modules sold to us and the supplier determined the final sales price or granted favorable rights of return or credit terms to us, we reported the revenue on a net basis.

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

Currently we have license agreements with two parties that specify that certain royalties are earned by us upon each customer’s shipment of products utilizing our proprietary technologies. We are collecting material royalties under one of these agreements at this time. We recognize royalty revenue when the royalties are reported to us and the collection of these royalties is considered reasonably assured.

Deferred Revenue and Third Party Rebates

Our agreement with Dell related to sales of our notebook computers allows for price reductions, as certain volume levels of shipments are reached. The per-unit price of lower-quantity tiers is variable above a certain minimum price, since the price can be retroactively adjusted downward if certain volume levels are satisfied. Pursuant to FASB ASC Topic 605, we consider these pricing changes as a right of return and defer the amount of price reduction that could occur until the end of the period when the actual volume levels are reasonably estimable. We estimate the amount of sales based on experience as well as forecasts provided by Dell. Revenue above the fixed minimum price is deferred until the actual volume levels are achieved. The estimate is revised each reporting period and is ultimately adjusted to actual at the end of the year. During 2009, we recorded approximately $2.4 million in deferred revenue under this agreement. However, as a result of the actual volume achieved in 2009, we recorded a reduction in our deferred revenue of approximately $2.4 million during the fourth quarter of 2009, resulting in a balance of $22,000 at December 31, 2009.

Additionally, we often enter into arrangements with Dell to participate in providing rebates to their customers (the “end customer”). In these cases, we agree to a per-unit rebate with Dell, which is to be passed on to the end customer. Upon completion of the rebate arrangement and recognition of the sale by us, we record the liability for the rebate and reduce our reported revenue by the amount of the rebate.

Cost of Revenue

Cost of revenue includes the cost of labor, materials and overhead required to perform the manufacturing process. These costs are included in inventories until the product is shipped and revenue is recognized. Cost of revenue also includes the amortization and impairment of acquired technology, a customer contract, certain patents, our trademark and stock-based compensation expense.

Shipping and Handling Cost

We include shipping and handling costs as part of cost of revenue as incurred.

Research and Development

We expense costs for research and development of our technologies as incurred.

Warranty

We warrant products for periods up to 37 months following the manufacture of our products. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. At each balance sheet date, we record a liability for the estimated level of warranty claims on previously recorded revenues. Should actual product failure rates, material usage or service delivery costs increase, our warranty costs to support the products in the field could increase.

Advertising Costs

We expense advertising costs as incurred.

Stock-Based Compensation

We account for our employee stock-based compensation using the fair value recognition provisions of FASB ASC Topic 718, using the modified prospective transition. Under this method, we recognize stock-based compensation net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award and only recognize compensation cost for those shares expected to vest. In addition, tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) are presented as financing cash flows in the Consolidated Statement of Cash Flows.

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

Income Taxes

We account for income taxes under the provisions of FASB ASC Topic 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts we expect to realize.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding for the period. Diluted earnings (loss) per share is computed under the treasury method giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. For the years ended December 31, 2008 and 2007, options and common stock subject to repurchase were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which requires an entity to disclose separately the amounts of significant transfers in to and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the information about purchases, sales, issuances and settlements must be presented separately in the reconciliation for Level 3 fair value measurements. Also, this update requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures regarding purchases, sales, issuances and settlements, which are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of ASU 2010-06 to have a material impact on our financial statement footnote disclosures.

3. Acquisitions

2008 Augmentix Acquisition

On July 14, 2008, we acquired all of the outstanding ownership interests in Augmentix, a provider of rugged computing solutions, pursuant to an Agreement and Plan of Merger by and among us, Augmentix, August Merger Sub Corporation, a wholly owned subsidiary of Entorian, and the stockholders of Augmentix (Sellers) dated July 11, 2008 (the Merger Agreement). Through this acquisition, we expected to further expand into high-growth markets, which contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, we recorded goodwill. The goodwill, which is not deductible for income tax purposes, was assigned at the reporting unit level. The purchase price we paid for all outstanding shares at the effective time of the merger was approximately $23.5 million in cash and approximately $10.7 million in convertible notes, subject to a post-closing adjustment based on Augmentix’s estimated working capital of approximately $0.4 million and transaction costs of approximately $0.9 million. See Note 12, “Convertible Notes Payable,” for additional information regarding the convertible notes issued. The notes and funds were distributed as follows, including escrow amounts (in thousands):

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

We granted certain Augmentix employees stock options to purchase a total of 121,583 shares of our common stock. All of these options have an exercise price equal to the closing sales price per share of Entorian common stock on July 14, 2008, vest over a period of up to four years and are recorded as compensation expense in accordance with FASB ASC Topic 718.

The following table summarizes the purchase price of the assets acquired and liabilities assumed at July 14, 2008. The allocation of the purchase price changed due to a working capital adjustment in our favor of approximately $0.6 million. The purchase price allocation was based upon management’s best estimates of the relative fair values of the identifiable assets acquired and liabilities assumed. The purchase price was allocated as follows (in thousands):

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

On November 3, 2008, we entered into a settlement agreement with the two principal stockholders of Southland at the time we acquired it. In this settlement agreement, (i) we agreed to pay approximately $0.3 million of our remaining two-year lease obligation on the building we leased from these two principal stockholders in Irvine, California in exchange for a release from this lease; (ii) all parties agreed to terminate the remainder of the Earn-Out; and (iii) we terminated the employment of these two principal stockholders in exchange for approximately $0.3 million in severance to each of them.

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

We recorded Southland’s results of operations with ours subsequent to the acquisition date. On December 17, 2008, we announced our plan to terminate manufacturing for our Memory Solutions business in the first quarter of 2009. We will continue to license our extensive stacking patent portfolio, but have transferred our memory and stacking customers and certain manufacturing assets to third parties. We took this action because it became challenging to maintain a long-term profitable outlook for this part of our business.

4. Fair Value Measurements

On January 1, 2009, we adopted FASB ASC Topic 820 for our non-financial assets. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

	Fair Value at December 31, 2009	Fair Value Measurements at December 31, 2009 Using:
Description		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities	$6,525	$—	$—	$6,525
Put option on trading securities	521	—	—	521

	$7,046	$—	$—	$7,046

	Fair Value at December 31, 2008	Fair Value Measurements at December 31, 2008 Using:
Description		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,020	$1,020	$—	$—
Available-for-sale securities	1,639	1,639	—	—
Trading securities	6,662	—	—	6,662
Put option on trading securities	675	—	—	675

	$9,996	$2,659	$—	$7,337

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$—
Transfers into Level 3	10,250
Net loss included in other income (expense)	(188)
Purchases, issuances and settlements	(2,725)

Balance at December 31, 2008	7,337
Transfers into Level 3	—
Net gain included in other income (expense)	134
Purchases, issuances and settlements	(425)

Balance at December 31, 2009	$7,046

We have included our investments related to ARS of approximately $6.5 million, or 92% of par value, and our put option of $0.5 million in the Level 3 category. See Note 6, “Investments,” for additional information regarding our auction rate securities.

During November 2008, we accepted a settlement offer from one of our investment providers to sell, at par value, our ARS at any time during a two-year period beginning June 30, 2010 and ending July 2, 2012. In connection with this settlement, we elected to account for the put option related to our ARS under FASB ASC Topic 825, which allows us to elect the fair value option for our put option on the date the put option is first recorded in our financial statements. During 2009, we recorded a net loss of $0.1 million in other income (expense) related to the change in fair value of our put option. In addition, during 2009 approximately $0.4 million of our ARS was called at par by the issuers, resulting in a reduction in the value of our put option of approximately $31,000.

As a result of our decision to close our operations in Reynosa, Mexico, we decided to sell approximately $0.8 million in fixed assets from our Memory Solutions business, which we recorded as assets held for sale at December 31, 2008. During 2009, we recorded an impairment charge of approximately $0.4 million related to our assets held for sale based on quoted market prices for similar assets. Also, during 2009, we sold various assets recorded as assets held for sale with a net book value of approximately $0.4 million for a net gain of approximately $0.4 million.

5. Accounts Receivable, net

The following are the components of accounts receivables (in thousands):

	December 31,
	2009	2008
Gross accounts receivable	$12,281	$5,853
Allowance for doubtful accounts	(86)	(597)

	$12,195	$5,256

The increase in our accounts receivable balance at December 31, 2009, compared to December 31, 2008, was primarily due to due to the timing of sales during the fourth quarter of 2009. In addition, the increase in our accounts receivable balance was due to receivables of $5.1 million related to the sale of previously consigned inventory to our manufacturing partners. These receivables were partially offset by a balance of $4.7 million in accounts payable to these manufacturing partners for the production of finished goods and inventory held by the manufacturer related to certain of our products at December 31, 2009.

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

Balance at December 31, 2007	$(8)
Provision for uncollectible accounts, net of recoveries	(589)

Balance at December 31, 2008	(597)
Provision for uncollectible accounts, net of recoveries	(288)
Write-off of uncollectible accounts	799

Balance at December 31, 2009	$(86)

The increase of approximately $0.6 million in our allowance for doubtful accounts at December 31, 2008, compared to December 31, 2007, is primarily due to the bankruptcy of a large customer. We wrote off the associated receivable and allowance for doubtful accounts during the second quarter of 2009.

6. Investments

During 2009 and 2008, we invested in securities with original maturities greater than three months. These securities are classified as either “available-for-sale” or “trading.” As of December 31, 2009, we held no available-for-sale securities. In addition, we held approximately $6.5 million in ARS, or 92% of par value, and $0.5 million in a put option. As of June 30, 2009, we reclassified our ARS and related put option to short-term investments based on our intent to sell them to the investment firm on June 30, 2010.

Our auction rate securities are investments in student loans. The final maturity dates of the ARS that we own are between 2034 and 2041 and the securities are rated Aaa and AA. Approximately 67% of our ARS are guaranteed by the federal government under the FFELP. The FFELP guarantees between 95% and 98% of the par value of these loans. The remaining 33% of our ARS are private loans, of which 85% are insured.

Our auction rate securities have historically traded at par and are callable at par at the option of the issuer. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate according to the applicable investment offering document. As of December 31, 2009, there was insufficient observable ARS market information available to determine the fair value of these investments. Therefore, our ARS were valued based on a pricing model that included certain assumptions, such as our ARS maximum interest rate, probability of passing auction, default probability and discount rate. Based on this assessment of fair value, as of December 31, 2009, we determined there was an increase in the fair value of our ARS of approximately $0.3 million during 2009.

As of December 31, 2009, the maximum auction rates for our ARS ranged from 0.5% to 1.1%. Through December 31, 2009, we have continued to receive interest payments on our ARS in accordance with their terms and believe we will continue to receive interest payments as long as we hold these securities. During 2008 and 2009, approximately $2.7 million and $0.4 million, respectively, of our ARS was called at par by the issuers. As a result, we recorded a gain of $0 and approximately $38,000 during 2008 and 2009, respectively.

During November 2008, we accepted an offer provided to us by the investment firm through which we hold our ARS to sell our auction rate securities to this firm at par value at any time over a two-year period, beginning June 30, 2010 and ending July 2, 2012. The agreement also provides access to loans up to 75% of the market value of our ARS until June 30, 2010. As a result of accepting this offer, during 2008 we transferred our ARS from available-for-sale to trading and reclassified approximately $0.9 million from other comprehensive loss to other expense. In addition, upon acceptance of this settlement, we recorded the estimated fair value of the put option of approximately $0.7 million, which was classified as long-term investments, in the Level 3 category, and elected to apply the fair value provisions of FASB ASC Topic 825, which allows us to elect the fair value option for our option on the date the put option is first recorded in our financial statements. We will recognize future changes in the fair value of the ARS and the put option in the Consolidated Statement of Operations. The fair value adjustments to the ARS and put option will largely offset and will result in a minimal net impact to the Consolidated Statement of Operations in future periods.

Trading Securities

Our trading securities as of December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
	Estimated Fair Value	Net Unrealized Loss Included in Earnings	Estimated Fair Value	Net Unrealized Loss Included in Earnings
Auction rate securities	$6,525	$(575)	$6,662	$(863)

Total trading securities	$6,525	$(575)	$6,662	$(863)

Net realized gains on our ARS that we classified as trading assets held at the reporting date were $0.3 million in 2009. Net realized losses on our ARS that we classified as trading assets held at December 31, 2008 were $0.9 million.

Available-for-Sale Securities

As of December 31, 2009, we did not hold any available-for-sale securities. The amortized cost, net unrealized gains and losses and estimated fair value of our available-for-sale securities as of December 31, 2008 was as follows (in thousands):

	Amortized Cost	Net Unrealized Gains	Net Unrealized Losses	Estimated Fair Value
2008
Municipal bonds	$1,613	$26	$—	$1,639

	$1,613	$26	$—	$1,639

Net unrealized gains at December 31, 2008 were the result of fluctuations in the current market value of our available-for-sale securities in the marketplace.

We sold approximately $1.6 million and $22.9 million in investment securities held as available-for-sale in the years ended December 31, 2009 and 2008, respectively.

7. Inventories

Inventories at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Raw materials	$7,477	$4,849
Work in process	291	—
Finished goods	712	169

	$8,480	$5,018

The increase in our inventory balance at December 31, 2009, compared to December 31, 2008, was primarily driven by the introduction of two new product platforms and increased inventory to meet anticipated demand, partially offset by the decision to exit manufacturing activities of our Memory Solutions business during the first quarter of 2009. At December 31, 2009 and 2008, our reserve for excess, slow-moving and obsolete inventory was approximately $0.4 million and $3.0 million, respectively. As of December 31, 2007, our reserve for excess, slow-moving and obsolete inventory included a charge of approximately $2.0 million related to the declining recoverability of our DIMM inventory. The decrease in our reserve for excess, slow-moving and obsolete inventory during 2009 was primarily due to the final disposal of our memory inventory.

8. Property, Plant and Equipment

Property, plant and equipment at December 31, 2009 and 2008 consisted of the following (in thousands):

Asset Class	Estimated Life (in years)	2009	2008
Land		$371	$371
Buildings	20	1,720	2,345
Software	1-3	572	916
Vehicles	5	—	49
Office furniture and equipment	3-5	962	2,198
Lab equipment	3-5	3,850	12,113
Tooling and fixtures	3-7	2,114	4,420
Leasehold improvements	3	—	418

		9,589	22,830
Accumulated depreciation		(6,299)	(18,391)

Property, plant and equipment, net		$3,290	$4,439

Effective July 31, 2009, we entered into a lease agreement with Invensys Electronica Reynosa, S. de R.L. de C.V. (Invensys) to lease our manufacturing facility in Reynosa, Mexico. The lease has a term of five years, with two renewal periods of five years each. Invensys may terminate the lease after the third year. As of December 31, 2009, the cost and accumulated depreciation of our manufacturing facility in Reynosa, Mexico was approximately $1.9 million and $0.5 million, respectively.

As a result of our decision to implement a new enterprise resource planning (ERP) system during the second quarter of 2009, we reviewed the remaining useful life related to our legacy system. Based on that review, we determined that remaining useful life for our legacy system did not extend beyond March 31, 2009 and recorded additional depreciation of approximately $0.3 million, or $0.08 per share, during 2009.

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

During the years ended December 31, 2009, 2008 and 2007, we recorded depreciation expense of $1.8 million, $3.6 million and $3.3 million, respectively.

During 2007 and 2008, we sold certain equipment with a net book value of $36,000 and $44,000, respectively, for a gain of $62,000 and $8,000, respectively. During 2009, we sold various assets recorded as assets held for sale with a net book value of approximately $0.4 million for a net gain of approximately $0.4 million.

9. Goodwill and Other Intangible Assets

Goodwill represented the excess purchase price over the fair value of net assets acquired in our acquisition of Southland Micro Systems, Inc. (Southland) on August 31, 2007, and our acquisition of Augmentix on July 14, 2008. We allocate goodwill to reporting units for goodwill impairment testing. A reporting unit is defined as a component of an entity for which the operating results are regularly reviewed by management and discrete financial information is available.

We assess whether goodwill is impaired on an annual basis, as well as when events occur or circumstances change that would indicate the book value of goodwill has been impaired. Upon determining the existence of goodwill impairment, we measure the impairment based on the amount by which the book value of goodwill exceeds its fair value. During the fourth quarter of 2008, due to continued challenges presented by general economic conditions and our low market capitalization, we conducted a review to update the fair value of the Rugged Technology Solutions business. As a result of that review, we recorded a non-cash charge of $4.0 million for the impairment of the goodwill created by the Augmentix acquisition.

In addition, as a result of the decline in revenue and negative cash flow related to our DIMM business unit during the third quarter of 2008, we undertook an assessment to determine the fair value of our DIMM business. As a result of this review, we recorded a non-cash charge of $5.0 million for the write off of the goodwill related to our DIMM business unit.

Critical estimates made in determining the fair value of our DIMM business included expected future cash flows from licensing agreements and product sales, customer turnover and future overhead expenses. Critical estimates made in determining the fair value of our Rugged Technology Solutions business included future customer turnover and operating margins. Management’s best estimates of fair value were based upon assumptions we believed to be reasonable, but which are inherently uncertain and unpredictable.

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

The gross carrying amounts and accumulated amortization of our other intangible assets at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired technology and patents	$23,600	$(20,640)	$23,499	$(19,541)
Trademark and trade name	2,087	(1,014)	2,087	(629)
Other intangible assets	12,043	(8,015)	12,043	(6,848)

	$37,730	$(29,669)	$37,629	$(27,018)

Amortization expense for all intangibles in the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $3.6 million and $5.8 million, respectively. During 2009, 2008 and 2007, we also recorded a charge of $0.2 million, $1.3 million and $0.3 million, respectively, in connection with patents and patent applications that we will not use in our future business and which we do not expect our licensees will use in their manufacturing processes.

The following table details the estimated aggregate annual amortization expense (in thousands) for each of the five succeeding years:

Year	Amount
2010	$3,421
2011	$2,140
2012	$925
2013	$463
2014	$172

10. Accrued Liabilities

Accrued compensation at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Accrued salaries and wages	$181	$517
Accrued vacation	—	311
Accrued bonuses	38	138
Accrued severance	—	985

	$219	$1,951

Accrued compensation decreased approximately $1.7 million during 2009, compared to 2008, primarily due to payments in 2009 of approximately $1.0 million of accrued severance to employees terminated during 2008. In addition, accrued salaries and wages decreased $0.3 million as a result of a workforce reduction in connection with exiting the manufacturing activities for our Memory Solutions business and accrued vacation decreased $0.3 million due to a policy change where employees can no longer carry forward unused vacation to future years.

Accrued liabilities at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Accrued payroll taxes and indirect benefits	$28	$124
Accrued restructuring	155	—
Accrued property taxes	37	159
Other accrued liabilities	1,092	1,252

	$1,312	$1,535

11. Warranty Liability

We warrant products for periods up to 37 months following the time we manufacture them. Changes in our warranty liability during the years ended December 31, 2009 and 2008 were as follows (in thousands);

	Year Ended December 31,
	2009	2008
Warranty liability at beginning of period	$118	$136
Costs accrued for new warranty contracts	722	59
Changes in estimates for pre-existing warranties	(113)	—
Obligations paid	(314)	(77)

Warranty liability at end of period	$413	$118

The increase in our warranty liability during 2009, compared to 2008, is primarily due to an increase in units covered under our warranty policy.

12. Convertible Notes Payable

In connection with our acquisition of Augmentix, we issued approximately $10.7 million in convertible notes with an annual interest rate of 6% to certain stockholders of Augmentix. Interest payments were due each January 31 and July 30, with the principal due on December 31, 2010. The former Augmentix stockholders had the right to convert the principal and any unpaid interest into our common stock at a conversion price of $30.00 at any time prior to the earlier of (i) December 31, 2010, (ii) a change of control of the Company or (iii) the redemption of all of the outstanding principal amount of the notes. Effective June 3, 2009, we finalized the post-closing working capital adjustment as set forth in the merger agreement. The result was an adjustment to the working capital in our favor of approximately $0.6 million. The convertible notes were reduced from approximately $10.7 million to approximately $10.1 million. During December 2009 in connection with an agreement executed with the convertible note holders, we paid off our convertible notes at a discount of 20% plus any unpaid interest, or approximately $8.3 million. We recorded a gain of approximately $2.0 million in gain on debt extinguishment as a result of paying off these convertible notes.

13. Letter of Credit

During the first quarter of 2009, a financial institution issued a letter of credit to one of our suppliers, which guarantees up to $0.5 million of our outstanding account balance with this supplier. As a result of this agreement, we are required to maintain a compensating balance of $0.5 million on deposit with the financial institution for a term of 12 months ending on February 26, 2010. As of December 31, 2009, we had this required amount on deposit.

14. Commitments and Contingencies

During October 2008, we entered into a minimum purchase agreement with one of our vendors. The minimum purchase terms stipulate the purchase of $0.2 million of product by March 31, 2009, an additional $0.3 million by September 30, 2009, and an additional $0.5 million by March 31, 2010. During December 2009, we entered into an amendment related to this agreement, which amended the remaining minimum purchase terms to stipulate the purchase of $1.3 million of product by June 1, 2010. As of December 31, 2009, we met our minimum purchase requirement for this time period and expect to fulfill the minimum purchase requirement within the agreed-upon time frame.

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

15. Leases

We lease our two Austin facilities under non-cancelable operating lease agreements, both of which expire during 2010. Total operating lease expense related to our Austin facilities for the years ended December 31, 2009, 2008 and 2007 was approximately $0.4 million, $1.0 million, and $0.6 million, respectively. We incurred approximately $0.4 million and $0.2 million in total operating expense related to our lease in Irvine, California, during 2008 and 2007, respectively. For additional information relating to this lease, see Note 3, Acquisitions – 2007 Southland Microsystems Acquisition.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following at December 31, 2009 (in thousands):

Operating Leases
2010	$261
2011	12
2012	—
2013	—
2014	—

Total minimum lease payments	$273

16. Related-Party Transactions

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

Relationship with Austin Ventures

At December 31, 2009, Austin Ventures and its affiliates beneficially owned approximately 78% of our outstanding common stock. Set forth below is a brief description of the existing relationships and agreements between Austin Ventures and us.

Augmentix Acquisition

Our acquisition of Augmentix was a transaction between commonly controlled entities, as our majority owner, Austin Ventures, also owned approximately 55% of the outstanding equity securities of Augmentix (on an as-converted to common stock basis). As a result of the acquisition, Austin Ventures received approximately $15.5 million in cash and notes receivable. This amount does not correspond to the ownership split between Austin Ventures and minority shareholders, primarily due to the accrued dividends due to the preferred holders upon completion of the acquisition. During December 2009, we paid off our convertible notes at a discount of 20% plus any unpaid interest, See Note 12, “Convertible Notes Payable,” for additional information regarding the convertible notes issued.

Board of Directors

Joseph C. Aragona, a general partner of Austin Ventures, is one of our directors. Clark W. Jernigan, a venture partner of Austin Ventures, is one of our directors and serves on our compensation committee. Joseph A. Marengi, a venture partner of Austin Ventures and a director on the Augmentix board of directors at the time of our acquisition of Augmentix, is the chairman of our board of directors. Krishna Srinivasan, a partner of Austin Ventures during 2009, is also one of our directors and served as a director on the Augmentix board of directors at the time of our acquisition of Augmentix.

Registration Rights

Austin Ventures has registration rights with respect to the shares of our common stock that it holds.

17. Income (Loss) Per Share

Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock, which we accounted for retroactively and is reflected in the shares used in computing basic and diluted income (loss) per share presented in the table below.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted income (loss) per share follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$504	$(42,587)	$(39,987)
Denominator:
Weighted average common shares outstanding	3,900	3,900	3,933
Less: Weighted common shares subject to repurchase	—	—	3

Total weighted average common shares used in computing basic income (loss) per share	3,900	3,900	3,930

Effect of dilutive securities:
Stock options	23	—	—

Dilutive potential common shares	23	—	—

Total weighted average common shares used in computing diluted income (loss) per share	3,923	3,900	3,930

Income (loss) per share:
Basic	$0.13	$(10.92)	$(10.17)

Diluted	$0.13	$(10.92)	$(10.17)

For the year ended December 31, 2009, we did not include approximately 506,000 weighted average common stock equivalents in the diluted earnings per share calculation because their impact would have been antidilutive. For the years ended December 31, 2008 and 2007, options and common stock subject to repurchase were not included in the computation of diluted loss per share because the effect would be antidilutive.

18. Stockholders’ Equity

Redeemable Preferred Stock

At December 31, 2009 and 2008, we had 5.0 million authorized shares of $0.001 par value redeemable preferred stock, none of which was issued or outstanding.

Common Stock

Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock. The objective of the reverse stock split was to regain compliance with NASDAQ’s $1 per share minimum bid rule. The total number of shares of common stock outstanding (excluding treasury shares) was reduced from approximately 47 million to approximately 4 million shares. The number of common shares related to the company’s stock options has been automatically proportionately adjusted to reflect the reverse split.

Under the terms of the reverse split, stockholders holding 12 or more shares of Entorian common stock at the close of business September 23, 2009 received one new Entorian share for every 12 shares held. Stockholders holding fewer than 12 shares received cash consideration in lieu of fractional shares.

We accounted for the reverse stock split retroactively and it is accounted for in our common stock activity below.

At December 31, 2009 and 2008, we had 8,333,333 authorized shares of common stock. Of these authorized shares, 1,402,500 shares have been reserved for the issuance of stock options. Of these options, 1,607,637 had been granted, of which 434,310 were forfeited, leaving 229,173 available for issuance at December 31, 2009. At December 31, 2008, 1,598,906 had been granted, of which 66,487 were available for issuance.

In February 2006, we announced that our Board of Directors renewed our stock repurchase program. Under this renewed program, we can spend up to $10.0 million to purchase shares of our common stock through open market transactions or privately negotiated transactions. In November 2006, our Board of Directors authorized an additional $10.0 million to purchase our common stock. During 2007, 2008 and 2009, we purchased 112,745 shares, 24,521 shares, and 30,455 of our stock under this program at a total cost of $4.9 million, $0.2 million and $0.1 million, respectively.

Common Stock Warrant

In October 2003, we issued a warrant to purchase 1,791 shares of common stock to a charitable foundation at $8.04 per share. The warrant is exercisable by the warrant holder at any time prior to October 24, 2010. The fair value of the warrant was estimated using the Black-Scholes pricing model with the following assumptions: expected volatility of 98.0%; expected life of 7 years; expected dividend yield of 0.0%; and the risk-free interest rate of 3.0%. During the period ended December 31, 2003, the warrant was recorded at its fair market value of approximately $225,000 and expensed to selling, general and administrative expenses in the Consolidated Statement of Operations.

19. Settlement Gain

We were a claimant in the class action antitrust litigation entitled In Re DRAM Antitrust Litigation pending in the United States District Court of the Northern District of California (the Court). A settlement was reached in this litigation. Pursuant to terms of the settlement, claimants who purchased DRAM from April 1, 1999 through June 30, 2002 were able to make claims for recovery, based on evaluation and approval by the Court. We purchased DRAM in this time period and submitted a claim with the claims administrator. On October 28, 2009, the judge approved the final distribution of funds pursuant to this settlement. During December 2009, we received our settlement of $7.7 million, which is recorded in gain on litigation settlement.

20. Stock-Based Compensation

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

Information with respect to stock option activity for the year ended December 31, 2009 was as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	842,130	$20.69
Granted	8,907	$3.63
Exercised	(7,928)	$0.19
Cancelled or forfeited	(171,451)	$31.28

Outstanding at December 31, 2009	671,658	$18.01	5.2	$596

Options exercisable at December 31, 2009	379,520	$26.18	4.2	$152

As of December 31, 2009, there was approximately $1.4 million of unrecognized compensation cost related to outstanding stock options, which we expect to recognize over a weighted average period of 2.7 years. For the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of exercised stock options was $35,000, $0.1 million and $0.7 million, respectively.

For grants issued during the 12 months ended December 31, 2009, 2008 and 2007, the weighted average assumptions used in determining fair value under the Black-Scholes model are outlined in the following table:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	100.0%	77.9%	60.2%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.6	6.9	7.0
Risk-free interest rate	2.5%	2.4%	4.4%

The computation of expected volatility is based on historical volatility of our common stock. The expected term of options issued to employees is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant, with terms approximating the expected term until exercise of the option. The weighted-average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $2.95, $5.10 and $21.97, respectively. During the years ended December 31, 2009, 2008 and 2007, we recorded share-based compensation expense for options of approximately $0.9 million, $1.9 million and $5.0 million, respectively.

Restricted Stock Units

During the second quarter of 2006, we adopted our Equity-Based Compensation Plan, which provides for granting restricted stock awards, stock appreciation rights, RSUs, bonus stock and dividend equivalents to eligible employees. As of December 31, 2009, we had 66,666 authorized shares under this plan. RSUs generally vest over a four-year period. Effective October 30, 2009, we completed a 1-for-12 reverse split of our outstanding shares of common stock, which we accounted for retroactively and is reflected in our RSU activity presented in the table below.

Information with respect to RSU activity for the year ended December 31, 2009 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	12,291	$67.04
Granted	—	$—
Vested	(4,588)	$69.53
Forfeited	(4,745)	$67.07

Outstanding at December 31, 2009	2,958	$63.13

Share-based compensation related to RSUs is recorded based on our stock price as of the grant date. For the years ended December 31, 2009, 2008 and 2007, RSU compensation expense was $0.3 million, $0.8 million and $0.9 million, respectively. As of December 31, 2009, there was approximately $0.2 million of unrecognized compensation cost related to outstanding RSUs, which we expect to recognize over a weighted average period of 0.9 years.

21. Income Taxes

The components of the benefit for income taxes were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(5,578)	$(1,029)	$(1,767)
Foreign	43	188	595
State	—	6	(5)

Total current	(5,535)	(835)	(1,177)

Deferred:
Federal	—	—	1,157
Foreign	90	4	7
State	—	—	3

Total deferred	90	4	1,167

Benefit for income taxes	$(5,445)	$(831)	$(10)

Foreign taxes include withholdings on royalties from customers located in foreign countries.

As of December 31, 2009, we had an operating loss carryforward of approximately $25.1 million, a federal research and development credit carryforward of approximately $0.5 million and a federal foreign tax credit carryforward of approximately $0.2 million. The carryforwards will begin to expire in 2023 if not utilized. Utilization of the net operating losses and tax credits may be subject to substantial annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and research and development credits before utilization. On November 6, 2009, Congress enacted the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years, compared to two years prior to enactment of the Act. This change allowed us to carry back our 2008 taxable losses to years not previously available to us, and receive an additional refund of approximately $5.6 million of previously paid Federal income taxes, which was received on March 9, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Current deferred tax assets
Accrued liabilities	$741	$1,836

Gross current deferred tax assets	741	1,836
Valuation allowance	(435)	(1,479)

Net current deferred tax assets	$306	$357

Noncurrent deferred tax assets
Net operating loss carryforwards and credit carryovers	$9,638	$12,484
Accrued liabilities	90	126
Depreciation and amortization	5,460	5,901
Deferred compensation	4,086	3,948

Gross noncurrent deferred tax assets	19,274	22,459
Valuation allowance	(16,842)	(19,053)

Net noncurrent deferred tax assets	$2,432	$3,406

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	$(27)	$(86)

Total current deferred tax liabilities	$(27)	$(86)

Noncurrent deferred tax liabilities
Deductible patent expense	$(240)	$(204)
Acquired intangibles	(2,461)	(3,372)

Total noncurrent deferred tax liabilities	$(2,701)	$(3,576)

Net current deferred tax asset	$279	$271

Net noncurrent deferred tax liability	$(269)	$(170)

We established a valuation allowance equal to the net domestic deferred tax assets due to uncertainties regarding the realization of our deferred tax assets. During 2009, our valuation allowance decreased by approximately $3.3 million due to the carryback of net operating losses for an additional two years, which was offset by losses from operations.

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

Our benefit for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes primarily as a result of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Computed at federal statutory rate	$(1,729)	$(15,196)	$(13,999)
Goodwill impairment	(56)	1,429	9,766
Deferred tax assets not benefited	(3,255)	12,011	5,060
Stock-based compensation expense	290	1,226	431
Research and development credit	(220)	(375)	(809)
Non-deductible and non-taxable items	(20)	(251)	(474)
State taxes, net of federal benefit	(5)	4	(11)
Other	(450)	321	26

Benefit for income taxes	$(5,445)	$(831)	$(10)

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The tax years 2003 through 2009 remain open to examination by all the major taxing jurisdictions to which we are subject. Our 2003 tax year is currently under examination for U.S. federal income tax purposes, though we have not been notified of and do not expect material adverse income tax adjustments relating to this examination.

For the years ended December 31, 2009 and 2008, we did not have any unrecognized tax benefits. In the event we have unrecognized tax benefits, we will recognize the related accrued interest and penalties as income tax expense.

22. Segment Information

We determine our operating segments in accordance with FASB ASC Topic 280, which requires companies to disclose separately information about each material operating segment. An operating segment is a component of an entity that earns revenue and incurs expense, its reporting results are regularly reviewed by the chief operating decision maker and for which discrete financial information is available. Following our acquisition of Augmentix, we divided our operations into two reportable segments, Memory Solutions and Rugged Technology Solutions. Subsequently, as a result of exiting the manufacturing activities of our memory business, which we completed during the first quarter of 2009, we now operate under only Rugged Technology Solutions. Our chief operating decision maker currently reviews our operating results using consolidated financial information to assess financial performance and to allocate resources. Our Memory Solutions segment produced advanced module and system-level technologies for demanding high-reliability and high-performance markets. Our Rugged Technology Solutions segment produces rugged computing technologies. The results reported below for our Rugged Technology Solutions segment are subsequent to our acquisition of Augmentix on July 14, 2008. We have reclassified segment operating results for 2007 to conform to the 2008 presentation.

Summarized financial information concerning our reportable segments for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Total Revenue	Income (Loss) from Operations	Depreciation/ Amoritzaton	Capital Expenditures	Segment Assets
2008:
Memory Solutions	$31,782	$(20,907)	$3,321	$916	$9,135
Rugged Technology Solutions	24,089	1,117	317	922	8,255

Total segment	$55,871	$(19,790)	$3,638	$1,838	$17,390

2007:
Memory Solutions	$40,870	$(3,398)	$3,379	$725	$19,597
Rugged Technology Solutions	—	—	—	—	—

Total segment	$40,870	$(3,398)	$3,379	$725	$19,597

Reconciliations of our segment income (loss) from operations to our consolidated loss from operations for 2008 and 2007 were as follows (in thousands):

	2008	2007
Total segment income (loss) from operations	$(19,790)	$(3,398)
Stock-based compensation expense	(2,693)	(5,948)
Goodwill impairment	(9,036)	(27,903)
Amortization of acquisition intangibles	(3,637)	(5,123)
Impairment of acquisition intangibles and fixed assets	(8,999)	(684)

Consolidated loss from operations	$(44,155)	$(43,056)

Reconciliations of our depreciation and amortization expense to our consolidated depreciation and amortization expense for 2008 and 2007 were as follows (in thousands):

	2008	2007
Total segment depreciation and amortization	$3,638	$3,379
Amortization of acquisition intangibles	3,637	5,123

Consolidated depreciation and amortization	$7,275	$8,502

Reconciliation of our total assets to our consolidated total assets for 2008 was as follows (in thousands):

2008
Total segment assets	$17,390
Cash and cash equivalents	15,651
Investments	8,976
Other intangible assets, net	9,607
Other	2,352

Consolidated assets	$53,976

23. Employee Benefits

We offer all full-time employees subsidized health, dental and vision coverage. In addition, all full-time employees receive at our expense life insurance, accidental death coverage, workers’ compensation coverage and short- and long-term disability coverage.

401(k) Plan

We maintain a 401(k) plan through Administaff, Inc. The Administaff 401(k) Plan is a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue code of 1986. Eligible employees can defer up to 80% of the annual compensation, subject to maximum IRS limitations. We do not make any matching employee contributions to this plan.

We also maintain the Entorian Technologies’ L.P. Employees’ 401(k) Profit Sharing Plan and Trust (the Entorian Plan), which also is a voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. Effective February 1, 2009, we froze this plan, although we continue to maintain it with contributions made as of February 1, 2009. Under the Entorian Plan, eligible employees could defer up to 75% of their annual compensation, subject to maximum IRS limitations. Under the provisions of this plan, we matched employees’ contributions $1 for $1 up to six percent of their base compensation. Beginning in February 2009, we terminated the employer matching contribution. Our contributions to the Entorian Plan were approximately $31,000, $0.6 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2007, we maintained the Southland 401(k) Employees Savings Plan, which we acquired with the Southland acquisition (the Southland Plan). Under the provisions of the Southland Plan, we made a contribution for 2007 in the amount of $22,000. During 2008, we merged the Southland Plan into the Entorian Plan.

Bonus Plan

In 2009, we had an annual bonus plan under which eligible employees could receive a percentage of their base pay in additional compensation. In 2008 and 2007, this bonus plan was a quarterly plan. We did not make any payments under this plan in 2009, 2008 or 2007.

Discretionary Payment

For the second quarter of 2008, the Board of Directors authorized a discretionary bonus payment to eligible employees for approximately $0.3 million, which was expensed as incurred in 2008. For the third and fourth quarters of 2007, the Board of Directors authorized discretionary bonus payments to eligible employees. Total expense recorded in 2007 for these payments was approximately $0.8 million.

24. Restructuring

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

During the fourth quarter of 2008, we recorded restructuring expense of $2.7 million due to a workforce reduction of approximately 180 positions as a result of our plan to close manufacturing activities for our Memory Solutions business. During 2009, we completed closing our manufacturing activities and recorded additional restructuring charges totaling $2.2 million. These charges included approximately $1.8 million related to employee severance expenses, $0.4 million related to exiting one of our facilities in Austin, Texas and $0.5 million related to certain fixed assets no longer used in manufacturing. In addition, during 2009, we recorded a reduction in our facility accrual of approximately $0.2 million as a result of a change in our estimated future liability. Also, during 2009 we recorded an impairment charge of approximately $0.4 million related to our assets held for sale, a net gain of approximately $0.4 million related to the sale of certain assets held for sale and a gain of approximately $0.2 million related to the sale of previously retired assets. The following table details the changes in the related restructuring accrual (in thousands) during 2009:

	Severance	Facility	Total
Restructuring accrual at December 31, 2008	$833	$—	$833
Restructuring expenses accrued	1,756	394	2,150
Reversal of accrued restructuring expenses	(45)	(175)	(220)
Payments of restructuring expenses	(2,517)	(91)	(2,608)

Restructuring accrual at December 31, 2009	$27	$128	$155

25. Geographic Information

Following is a summary of our revenues by geographic region (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
North America	$44,930	$46,038	$33,566
Central America	—	2,568	2,313
Europe	66	260	163
Asia Pacific	62	7,005	4,828

Total	$45,058	$55,871	$40,870

At December 31, 2009 and 2008, we had physical assets consisting of cash and net property, plant and equipment located at our facility in Reynosa, Mexico as follows (in thousands):

	2009	2008
Cash	$55	$79
Property, plant and equipment, net	1,440	1,629

Total	$1,495	$1,708

26. Subsequent Events

We have evaluated subsequent events through March 30, 2010, the filing date of this Annual Report on Form 10-K.

On March 1, 2010, we received a letter from The NASDAQ Stock Market notifying us that for the 30 consecutive business days preceding the date of the letter, our listed securities did not meet the minimum market value of publicly held shares required for continued inclusion on The NASDAQ Global Market. On March 10, 2010, we submitted a formal notice to NASDAQ of our decision to voluntary delist our common stock from the NASDAQ Global Market and our intent to file a Form 25 with the SEC and NASDAQ to delist our common stock on or about March 22, 2010, with the delisting taking effect no earlier than ten days thereafter. We filed a Form 25 on March 22, 2010, and we expect that the last day of trading of our common stock on the NASDAQ Global Market will be on March 31, 2010. After filing the Form 25, we also intend to terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act by filing a Form 15 with the SEC on or about April 2, 2010. We anticipate that our common stock will be quoted on the Pink Sheets, an electronic quotation service for over-the-counter securities, and we intend to continue to provide information to our stockholders and to take such actions within our control to enable our common stock to be quoted in the Pink Sheets so that our stockholders will have a place to trade their shares. There is no guarantee, however, that a broker will continue to make a market in our common stock, that we will be able to take the actions required to enable our shares to be quoted in the Pink Sheets, or that trading of our common stock will continue on the Pink Sheets or otherwise.

We expect that the deregistration of our common stock will become effective on July 1, 2010. However, our reporting obligations to file certain reports with the SEC, including Forms 10-Q and 8-K, will be immediately suspended upon filing the Form 15. Other filing requirements will terminate upon effectiveness of deregistration.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this annual report and concluded that our disclosure controls and procedures were effective for this purpose.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 pursuant to Rule 13a-15 under the Exchange Act. Our management based its evaluation on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on April 21, 2010 (the Proxy Statement) under the headings “Board Structure and Compensation,” “Proposal: Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. In addition, the Company has adopted a Code of Conduct that applies to our directors and employees. This Code of Conduct can be found under the Investor Relations section on our web site and is included as Exhibit 14.1 to this Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statement or notes thereto.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

(b)	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 21, 2007, among Staktek Holdings, Inc., Southland Micro Systems, Inc. and certain other parties thereto	8-K	000-50553	2.1	9/5/07

2.2	Escrow Agreement, dated as of August 31, 2007, among Staktek Holdings, Inc., Wells Fargo Bank, N.A., and John R. Meehan	8-K	000-50553	2.2	9/5/07

2.3	Agreement and Plan of Merger, dated as of July 11, 2008, by and among Entorian Technologies Inc., August Merger Sub Corporation, Augmentix Corporation and Centennial Ventures VII, L.P., as Stockholder Representative	8-K	000-50553	2.1	7/16/08

2.4	Escrow Agreement, dated as of July 14, 2008, by and among Entorian Technologies Inc., Wells Fargo Bank, N.A., and Centennial Ventures VII, L.P., as Stockholder Representative	8-K	000-50553	2.2	7/16/08

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-50553	3.1.1	11/13/09

3.1.1	Certificate of Ownership and Merger	8-K	000-50553	3.1	2/27/08

3.2	Amended and Restated Bylaws	10-Q	000-50553	3.3	5/15/08

4.1	Reference is made to Exhibits 3.1 and 3.2 for provisions defining the rights of equity holders

4.2	Specimen certificate for shares of common stock of Staktek Holdings, Inc.	S-1/A	333-110806	4.2	1/20/04
10.1*	Entorian Technologies Inc. 2003 Stock Option Plan, as amended to date					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.2*	Entorian Technologies Inc. 2006 Equity-Based Compensation Plan					X

10.3*	Letter Agreements, dated August 19, 2003, among Staktek Holdings, Inc. and Austin Ventures, regarding management rights	S-1	333-110806	10.3	11/26/03

10.4	Amended and Restated Registration Rights Agreement, dated November 24, 2003, among Staktek Holdings, Inc. and Austin Ventures	S-1	333-110806	10.5	11/26/03

10.5**	Agreement, dated July 18, 2005, among Samsung Electronics Co., Ltd and Staktek Group, L.P.	10-Q	000-50553	10.2	11/7/05

10.6	Lease Agreement, dated December 1, 2003, among Staktek Group L.P. and 8900 Shoal Creek	S-1	333-110806	10.7	11/26/03
10.7*	Amended and Restated Executive Employment Agreement, dated February 6, 2009, between Entorian Technologies Inc. and W. Kirk Patterson	8-K	000-50553	10.1	2/10/09

10.8*	Amended and Restated Executive Employment Agreement, dated February 6, 2009, between Entorian Technologies Inc. and Stephanie A. Lucie	8-K	000-50553	10.1	2/10/09

10.9*	Form of Indemnification Agreement for Entorian Technologies Inc.’s directors and officers	S-1	333-110806	10.9	11/26/03

10.10*	Entorian Technologies 2009 Bonus Incentive Plan					X

10.11*	Offer Letter between Staktek Holdings, Inc. and Joseph A. Marengi	8-K	000-50553	10.1	10/17/07
10.12	Settlement and Mutual Release, dated November 7, 2008, by and among Entorian Technologies Inc., John R. Meehan and Joseph A. Meehan	8-K	000-50553	10.1	4/13/08
10.13*	Separation Agreement, dated as of November 6, 2008, between Entorian Technologies Inc. and Wayne R. Lieberman	8-K	000-50553	10.2	11/13/08
10.14*	Executive Employment Agreement, dated as of November 6, 2008, between Entorian Technologies Inc. and Stephan Godevais	8-K	000-50553	10.3	11/13/08
10.15	Stockholders’ Agreement, dated as of March 10, 2010, between Austin Ventures and Entorian Technologies Inc.					X

14.1	Code of Conduct	10-K	000-50553	14.1	3/9/05

21.1	List of Subsidiaries					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

24.1	Power of Attorney (See signature page of this Form 10-K)					X

31.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

31.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002)					X

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)					X

* —Constitutes	management contract or compensatory arrangement
** —Confidential	treatment has been requested for portions of this exhibit. These portions have been omitted from this report and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTORIAN TECHNOLOGIES INC.

By:	/s/ STEPHAN B. GODEVAIS

Stephan B. Godevais President and Chief Executive Officer

Date: March 30, 2010

By:	/s/ W. KIRK PATTERSON

W. Kirk Patterson Senior Vice President and Chief Financial Officer

Date: March 30, 2010

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

Pursuant to the requirements of the Securities Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEPHAN B. GODEVAIS Stephan Godevais	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2010

/s/ W. KIRK PATTERSON W. Kirk Patterson	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 30, 2010

/s/ JOSEPH A. MARENGI Joseph A. Marengi	Chairman of the Board of Directors	March 30, 2010

/s/ JOSEPH C. ARAGONA Joseph C. Aragona	Director	March 30, 2010

/s/ MARTIN J. GARVIN Martin J. Garvin	Director	March 30, 2010

/s/ KEVIN P. HEGARTY Kevin P. Hegarty	Director	March 30, 2010

/s/ CLARK W. JERNIGAN Clark W. Jernigan	Director	March 30, 2010

/s/ KRISHNA SRINIVASAN Krishna Srinivasan	Director	March 30, 2010

/s/ A. TRAVIS WHITE A. Travis White	Director	March 30, 2010